Form 10-Q
period 1996-06-30
BAYHAWK ALES INC
filed 1996-08-19
CIK 927913

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           _________________________

                                 FORM 10-QSB
                           _________________________

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

                      Commission File Number  33-82208-LA

                               BAYHAWK ALES, INC.

                 (Exact name of registrant as specified in charter)

                Delaware                               33-0606860
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification Number)


                           _________________________

                           2000 Main Street - Suite A
                            Irvine, California 92714
                                (714) 442-7565

                (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

                           _________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.                 [X] YES        [ ] NO


Transitional Small Business Disclosure Format             [ ] YES        [X] NO


        Number of shares of common stock outstanding as of June 30, 1996:
                       2,200,814 shares, $.001 par value
===============================================================================


                               BAYHAWK ALES, INC.


                               INDEX TO FORM 10-Q

===============================================================================

Part I - Financial Information

     Item 1 -- Financial Statements

          Balance Sheet - June 30, 1996 and December 31, 1995 . . . . . . . . 3

          Statement of Operations - Three Months and
            Six Months Ended June 30, 1996 and June 30, 1995 . . . . . . . .  4

          Statement of Cash Flows - Six Months Ended June 30, 1996 and 1995 . 5

          Notes to Financial Statements . . . . . . . . . . . . . . . . . . . 6

     Item 2 -- Management's Discussion and Analysis of
	            Financial Condition and Results of Operations . . . . . . .  8

Part II - Other Information

     Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  10

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11



                               BAYHAWK ALES, INC.
                          (A Development Stage Company)

                                  Balance Sheet

                                                      June 30,
                                                        1996       December 31,
ASSETS                                              (unaudited)        1995
                                                    ------------   ------------
Current assets:
     Cash and cash equivalents                      $   106,785    $   302,247
     Accounts receivable                                114,431         26,405
     Inventories                                         58,768         37,620
     Other current assets, net                           12,072         12,165
                                                    ------------   ------------
     Total current assets                               292,056        378,437

Property and equipment, net                             785,144        876,213
Other non-current assets, net                             7,623          6,998
Advance to affiliate                                     25,000              -
                                                    ------------   ------------

Total assets                                        $ 1,109,823    $ 1,261,648
                                                    ============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $    62,634    $     9,249
     Accrued liabilities                                 70,368         36,482
     Payable to parent and
       affiliated companies, net                         44,362         13,995
     Current portion of note
       payable to parent company                         14,417         26,000
                                                    ------------   ------------
     Total current liabilities                          191,781         85,726

Note payable to parent company                          246,000        321,000

Shareholders' equity:
     Common stock, $.001 par value -
       10,000,000 shares authorized,
       2,200,814 and 2,198,444 shares outstanding         2,200          2,198
     Additional paid-in capital                       1,419,810      1,424,075

Deficit accumulated during the development stage       (749,968)      (571,351)
                                                    ------------   ------------

Total shareholders' equity                              672,042        854,922
                                                    ------------   ------------

Total liabilities and shareholders' equity          $ 1,109,823    $ 1,261,648
                                                    ============   ============

    The accompanying notes are an integral part of this financial statement.


                               BAYHAWK ALES, INC.
                          (A Development Stage Company)

                             Statement of Operations
                                   (unaudited)


                       Three Months Ended June 30,    Six Months Ended June 30,
                           1996          1995            1996          1995
                       ------------  ------------    ------------  ------------
Gross sales            $   184,178   $    38,745     $   240,106   $    49,790
Less: excise tax            20,333         5,618          25,195         6,118
                       ------------  ------------    ------------  ------------
Net sales                  163,845        33,127         214,911        43,672

Cost of sales              113,697        36,263         207,532        56,121
                       ------------  ------------    ------------  ------------

Gross profit (deficit)      50,148        (3,136)          7,379       (12,449)

Selling, general and
  administrative expenses  112,281       111,295         178,927       186,025
                       ------------  ------------    ------------  ------------
Loss from operations       (62,133)     (114,431)       (171,548)     (198,474)

Interest income              1,318           164           4,364           270
Interest expense            (6,806)            -         (11,433)            -
                       ------------  ------------    ------------  ------------
Net income (loss)      $   (67,621)  $  (114,267)    $  (178,617)  $  (198,204)
                       ============  ============    ============  ============
Net loss per
  common share         $     (0.03)  $     (0.09)    $     (0.08)  $     (0.16)
                       ============  ============    ============  ============
Weighted average
  number of common
  shares outstanding     2,200,814     1,249,811       2,200,681     1,249,811
                       ============  ============    ============  ============

    The accompanying notes are an integral part of this financial statement.


                               BAYHAWK ALES, INC.
                          (A Development Stage Company)

                             Statement of Cash Flows

                                                      Six Months Ended June 30,
                                                         1996          1995
                                                      -----------   -----------
Cash flows from operating activities:
     Net loss                                         $ (178,617)   $ (198,204)
     Reconciliation of net loss to net cash
       provided by operating activities:
     Depreciation and amortization                        29,027        25,822
     Changes in assets and liabilities:
          Accounts receivable                            (88,026)      (33,986)
          Inventories                                    (21,148)      (50,514)
          Other current assets                                93       (20,705)
          Other non-current assets                       (25,625)        3,087
          Accounts payable                                53,385       (31,565)
          Accrued liabilities                             33,886        41,697
          Payables to parent and affiliated companies     30,367       460,141
                                                      -----------   -----------

     Net cash used for operating activities             (166,658)      195,773

Cash flows from investing activities:
     Purchases of property and equipment                 (12,208)      (63,555)
     Sale of asset                                        74,250             -
                                                      -----------   -----------
     Net cash used for investing activities               62,042       (63,555)

Cash flows from financing activities:
     Deferred stock offering costs                             -      (144,273)
     Stock offering costs                                (17,067)            -
     Net proceeds from stock offerings                    12,804       739,938
     Borrowings from (repayments to)
       parent and affiliated company                     (86,583)            -
                                                      -----------   -----------

Net cash (used) provided by financing activities         (90,846)      595,665
                                                      -----------   -----------

Net increase (decrease) in cash and cash equivalents    (195,462)      727,883

Cash and cash equivalents:
     Beginning of period                                 302,247        27,005
                                                      -----------   -----------
     End of period                                    $  106,785    $  754,888
                                                      ===========   ===========

    The accompanying notes are an integral part of this financial statement.


                               BAYHAWK ALES, INC.

                        NOTES TO FINANCIAL STATEMENTS


DEVELOPMENT STAGE COMPANY
Bayhawk Ales, Inc. ("the Company") was formed on February 14, 1994 to produce and sell hand-crafted ales in Southern California. The Company operates a brewery adjacent to McCormick and Schmick's Pilsner Room in Irvine, California. This "showcase" brewery is capable of producing 10,400 barrels per year. The Company is a majority owned subsidiary of Willamette Valley, Inc. Microbreweries across America ("WVI"), a company organized to establish a series of microbreweries throughout the United States. WVI owns approximately 57% of the Company's Common Stock. The Company is a development stage company that was organized under the laws of the State of Delaware.

BASIS OF PRESENTATION
The accompanying interim financial statements are unaudited and have been prepared by Bayhawk Ales, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with generally accepted accounting standards have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim period presented. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 filed with the Securities and Exchange Commission on April 1, 1996. The results of operations for an interim period are not necessarily indicative of the results of operations for a full year.

Inventories
Inventories consist of the following:
                                                     June 30,       December 31,
                                                       1996              1995
                                                    ----------        ----------

     Raw materials                                  $   9,648         $   9,081
     Work-in-process                                   20,617            14,835
     Finished goods                                    21,241            12,067
     Retail products                                    7,262             1,637
                                                    ----------        ----------

                                                     $ 58,768         $  37,620
                                                    ==========        ==========

Property and equipment
Property and equipment consists of the following:
                                                     June 30,       December 31,
                                                       1996              1995
                                                    ----------        ----------

     Leasehold improvements                         $ 270,267         $ 270,267
     Equipment                                        594,327           664,490
     Office furniture and equipment                     4,461             3,640
                                                      869,055           938,397
Less accumulated depreciation and amortization        (83,911)          (62,184)
                                                    ----------        ----------

                                                    $ 785,144         $ 876,213
                                                    ==========        ==========

Income Taxes
No benefit for income taxes was recognized for the periods ended June 30, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefit could be realized. Accumulated net operating loss carryforwards which may be used to offset future taxable income were approximately $788,000 and $610,000, respectively, at June 30, 1996 and December 31, 1995.

Shareholders' Equity
In January 1996, the Company completed the public offering of its Common Stock pursuant to Regulation A of the Securities and Exchange Commission. A total of 951,003 shares were sold, generating proceeds of $1,322,011 net of offering expenses of $253,725.

Related Party Transactions
For the six months ended June 30, 1996, the Company purchased management and administrative services from WVI at a total cost of $12,825. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc., an affiliated company. Additionally, on April 3, 1996 the Company sold 1,000 of its 1/2 barrel kegs to North Country Brewery, an affiliated company, at the net book value of $74,250.

In April 1996, the Company commenced brewing of Nor'Wester beer under the Cooperative Brewing Agreement. Sales to Nor'Wester under this agreement totaled $39,283 through June 30, 1996.

Net Loss Per Common Share
Net loss per common share is calculated based on the weighted average number of common shares outstanding. Shares held in escrow are included in the weighted average number of common shares outstanding


                               BAYHAWK ALES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

Three Months Ended June 30, 1996

Gross Sales. - Sales for the three months ended June 30, 1996 were $184,178, an increase of 375% as compared to gross sales of $38,745 for the same period in 1995. This reflects an increase sales volume from 312 barrels in 1995 to 1,605 in 1996. During the second quarter of 1996, the Company started bottling three styles of its beer and expanded its market to both Northern California and Arizona.

Excise Taxes. - Excise taxes increased from $5,618 (17% of net sales) for the three months ended June 30, 1995 to $20,333 (12% of net sales) for the second quarter of 1996. Excise taxes decreased as a percentage of net sales due to the cooperative brewing agreement with affiliate Nor'Wester Brewing Company, where the Company is reimbursed for excise taxes paid that are applicable to the cooperatively brewed beer.

Cost of Sales. - Cost of sales as a percentage of net revenues for the second quarters ended 1996 and 1995 was 69% and 110%, respectively, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing.

Selling, General and Administrative Expenses. - Selling, general, and administrative expenses for the three months ended June 30, 1996 totaled $112,281 or 69% of net sales as compared to $111,295 or 336% of net sales for the comparable period in 1995. This is primarily due to higher administrative costs incurred during the first months of the Company's operations in 1995.


Six Months Ended June 30, 1996

Gross Sales. - Sales for the six months ended June 30, 1996 were $240,106, an increase of 382% as compared to gross sales of $49,790 for the same period in 1995. This reflects an increase sales volume from 401 barrels in 1995 to 2,123 in 1996.

Excise Taxes. - Excise taxes increased from $6,118 (14% of net sales) for the six months ended June 30, 1995 to $25,195 (12% of net sales) for the second quarter of 1996. Excise taxes decreased as a percentage of net sales due to the cooperative brewing agreement with affiliate Nor'Wester Brewing Company, where the Company is reimbursed for excise taxes paid that are applicable to the cooperatively brewed beer.

Cost of Sales. - Cost of sales as a percentage of net revenues for the first half of 1996 and 1995 was 97% and 129%, respectively, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing.

Selling, General and Administrative Expenses. - Selling, general, and administrative expenses for the six months ended June 30, 1996 totaled $178,927 or 83% of net sales as compared to $186,025 or 426% of net sales for the comparable period in 1995. This is primarily due to higher administrative costs incurred during the first months of the Company's operations in 1995.

The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, legal proceedings, and other risks detailed in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


                               BAYHAWK ALES, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Liquidity and Capital Resources

For the quarter ended June 30, 1996, cash and cash equivalents decreased $195,462 primarily due to operating losses of $178,617. Other uses of funds include an increase in accounts receivable of $88,026, an increase in inventories of $21,148, an increase in other non-current assets of $25,625, a decrease in amounts note payable to affiliated companies of $86,583, purchases of property and equipment of $12,208 and net stock offering costs of $4,263. Primary sources of funds include an increase in accounts payable of $53,385, an increase in accrued liabilities of $33,886, and increase in amounts payable to affiliates of $30,367 and a sale of an asset for $74,250.

The Company issued a note to WVI on November 30, 1995 in order to repay the balance originally loaned to the Company to construct, equip and operate the brewery. The note bears interest at 8% per annum, and is secured by all of the Company's assets. Principal and interest are payable in monthly installments of $4,600 with a balloon payment of $124,739 due on December 31, 1999 but only if such payments do not, in the reasonable good faith judgment of the Company's Board of Directors, materially and negatively impact the Company's cash flow requirements.

The Company currently anticipates that capital expenditures for the remainder of 1996 will total approximately $36,000. Said capital expenditures include a grain silo and mill that will improve the efficiency and reduce the cost of production of the Company's beer. This equipment will be financed through a note with the Company's affiliate, Nor'Wester.

In July 1996, Nor'Wester temporarily suspended the Co-Operative Brewing Agreement with the Company. The Company expects this will have material, adverse effects on future revenues.

The Company is currently working on obtaining debt financing as cash flows from operations are not expected to be sufficient to satisfy the Company's working capital needs for the next twelve months. No assurance can be given that alternative methods of financing will be available on terms acceptable to the Company or at all.


                               BAYHAWK ALES, INC.

                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits:  None.

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.


                                    SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.



Date:  August 19, 1996                   By /s/Dave Voorhies
                                            ----------------
                                         Dave Voorhies
                                         General Manager




13