Form 10-Q
period 1996-09-30
BAYHAWK ALES INC
filed 1996-11-19
CIK 927913

==========================================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

 Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
                        Exchange Act of 1934

            For the Quarter Ended September 30, 1996

              Commission File Number  33-82208-LA

                       BAYHAWK ALES, INC.

        (Exact name of registrant as specified in charter)

        Delaware                                     33-0606860
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification Number)

                 _______________________________

                   2000 Main Street - Suite A
                    Irvine, California 92714
                          (714) 442-7565

         (Address, including Zip code, and telephone number, including area code, of registrant's principal executive offices)

_________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.      [ X] YES       [  ] NO

Transitional Small Business Disclosure Format       [  ] YES        [X] NO

  Number of shares of common stock outstanding as of September 30, 1996:

                2,200,814 shares, $.001 par value
===========================================================================
                       BAYHAWK ALES, INC.


                       INDEX TO FORM 10-Q

==========================================================================
Part I - Financial Information

Item 1 -- Financial Statements

Balance Sheet - September 30, 1996 and December 31, 1995. . .  3

Statement of Operations - Three Months and Nine Months Ended
September 30, 1996 and 1995 . . . . . . . . . . . . . . . . .  4

Statement of Cash Flows - Nine Months Ended September 30, 1996
and 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Notes to Financial Statements. . . . . . . . . . . . . . . . . 6

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . .  9

Part II - Other Information

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . . .  12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 13


                      BAYHAWK ALES, INC.
                 (A Development Stage Company)

                        Balance Sheet

                                       September 30,
                                           1996            December 31,
ASSETS                                 (unaudited)             1995
                                       _____________       ____________
Current assets:
    Cash and cash equivalents          $      66,244       $    302,247
    Accounts receivable                       73,884             26,405
    Inventories                               38,686             37,620
    Other current assets, net                 10,687             12,165
                                       _____________       ____________

Total current assets                         189,501            378,437

Property and equipment, net                  779,310            876,213
Other non-current assets, net                 32,897              6,998
                                       _____________       ____________
Total assets                           $   1,001,708       $  1,261,648
                                       =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                    $      20,132       $      9,249
   Accrued liabilities                        82,976             36,482
   Payable to parent and affiliated
    companies, net                            57,230             13,995
   Current portion of note payable
    to parent company                         30,041             26,000
                                       _____________       ____________

   Total current liabilities                 190,379             85,726

Note payable to parent company               225,585            321,000

Shareholders' equity:
   Common stock, $.001 par value - 10,000,000
    shares authorized, 2,200,814 and 2,198,444
    shares outstanding                         2,200               2,198
   Additional paid-in capital              1,419,810           1,424,075


Deficit accumulated during the development
 stage                                      (836,266)           (571,351)
                                        _____________        ____________
Total shareholders' equity                   585,744             854,922
                                        _____________        ____________

Total liabilities and
 shareholders' equity                  $   1,001,708        $  1,261,648
                                       ==============       =============




                      BAYHAWK ALES, INC.
                (A Development Stage Company)

                   Statement of Operations
                          (unaudited)


                 Three Months Ended                     Nine Months Ended
                     September 30,                         September 30,
                  1996        1995                     1996        1995
                _________   __________               _________   _________

Gross sales     $ 145,497  $   93,474                $385,603    $143,264
Less: excise
 taxes             10,849       6,653                  36,043      12,771
                _________   __________               _________   _________
Net sales         134,648      86,821                 349,560     130,493

Cost of sales     106,531     104,658                 314,064     163,603
                _________   __________               _________   _________
Gross profit
  (deficit)        28,117     (17,837)                 35,496     (33,110)

Selling, general
 and administrative
 expenses         108,822     146,554                 287,749     329,757
                _________   _________                _________   _________
Loss from
 operations       (80,705)   (164,391)               (252,253)   (362,867)

Other income (expense)
 Interest income      922       5,524                   5,286       5,794
 Interest expense  (6,516)          -                 (17,948)          -
                 _________   _________              ___________ ___________
Net income (loss) (86,299)  $(158,867)              $(264,915)  $(357,073)
                 =========   =========              =========== ===========
Net loss per
 common share    $  (0.04)  $   (0.08)               $  (0.12)  $   (0.24)

Weighted average number
 of common shares
 outstanding    2,200,814   1,932,826               2,200,725   1,488,122


                      BAYHAWK ALES, INC.
                (A Development Stage Company)

                   Statement of Cash Flows

                                          Nine Months Ended September 30,
                                                1996              1995
Cash flows from operating activities:       ___________       ____________
   Net loss                                 $ (264,915)       $  (357,072)
   Reconciliation of net loss
    to net cash provided by operating activities:
    Depreciation and amortization               35,500             49,250
    Changes in assets and liabilities:
       Accounts receivable                     (47,479)           (16,851)
       Inventories                              (1,066)           (39,724)
       Other current assets                      1,478            (18,903)
       Other non-current assets                (25,899)             2,000
       Accounts payable                         10,883             19,539
       Accrued liabilities                      46,494            (29,055)
       Payables to parent and
        affiliated companies                    43,235           (528,813)
                                              __________        ___________

   Net cash used for operating activities     (201,769)          (919,629)

Cash flows from investing activities:
   Purchases of property and equipment         (12,847)           (67,061)
   Sale of equipment                            74,250                  -
                                              __________        ___________
   Net cash (used for) provided by
    investing activities                        61,403            (67,061)

Cash flows from financing activities:
   Deferred stock offering costs                     -             77,207
   Net proceeds from stock offerings            (4,263)         1,287,591
   Borrowings from (repayments to
    parent and affiliated company)             (91,374)                 -
                                              ___________        __________
   Net cash (used for) provided by
    financing activities                       (95,637)         1,364,798

Net increase in cash and cash equivalents     (236,003)           378,108

Cash and cash equivalents:
   Beginning of period                         302,247             27,005
                                              ___________        __________
   End of period                              $ 66,244           $405,113
                                              ===========        ==========





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

Inventories

Inventories consist of the following:

                                         September 30,      December 31,
                                             1996               1995
                                         _____________      ____________
Raw materials                            $      11,231      $      9,081
Work-in-process                                 15,138            14,835
Finished goods                                   7,083            12,067
Retail products                                  5,234             1,637
                                         _____________      ____________
                                         $      38,686      $     37,620
                                         =============      ============


                      BAYHAWK ALES, INC.

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Property and Equipment

Property and Equipment consists of the following:
                                           September 30,      December 31,
                                               1996               1995
                                           _____________      ____________

Leasehold improvements                     $     270,267      $    270,267
Equipment                                        602,083           664,490
Office furniture and equipment                     4,644             3,640
                                           _____________      ____________

                                                 876,994           938,397

Less accumulated depreciation and amortization   (97,684)          (62,184)
                                           ______________     _____________

                                           $     779,310      $    876,213
                                           ==============     =============

Income Taxes

No benefit for income taxes was recognized for the periods ended September 30, 1996 and 1995 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future
against which such benefit could be realized.   Accumulated net operating
loss carryforwards which may be used to offset future taxable income were approximately $875,000 and $610,000, respectively, at September 30, 1996 and December 31, 1995.

Shareholders' Equity

In January 1996, the Company completed the public offering of its Common Stock pursuant to Regulation A of the Securities and Exchange Commission. A total of 951,003 shares were sold, generating proceeds of $1,322,011 net of offering expenses of $253,725.

Related Party Transactions

For the nine months ended September 30, 1996, the Company purchased management and administrative services from WVI at a total cost of $1,785. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester Brewing Company, Inc., an affiliated company.

In April 1996, the Company commenced brewing of Nor'Wester brand beer under the terms of a Cooperative Brewing Agreement with Nor'Wester Brewing Company, Inc. ("Nor'Wester"). Sales to Nor'Wester under this agreement totaled $19,560 through September 30, 1996. Nor'Wester provided a loan of $35,000 to the Company for the purchase of grain silo and milling system to reduce cooperative brewing costs. This loan is to be repaid over ten years with interest at 10%.

The Company also purchases bottled Bayhawk brand beer under an agreement with an affiliate, Aviator Ales, Inc. ("AAI"). Purchases of the Company's Bayhawk brand in bottles under this agreement with AAI totaled $38,596 through September 30, 1996.

Net Loss Per Common Share

Net loss per common share is calculated based on the weighted average number of common shares outstanding. No common stock equivalents with a dilutive effect were outstanding during 1996. Shares held in escrow are included in the weighted average number on common shares outstanding.

Contingencies

In September 1996, the Company's parent, WVI, entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's planned investment of $9.0 million in cash and certain intangible consideration in exchange for an equity interest in the resulting entity following the proposed consolidation of the Company, WVI, and the Company's affiliates, Nor'Wester, AAI, Mile High Brewing Company, and North County Brewing Company. Although the parties are proceeding toward signing a definitive agreement setting forth the terms and conditions of the proposed investment, there can be no assurance that an equity investment by The UB Group will be made or, if made, the ultimate terms of such investment.


                      BAYHAWK ALES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion contains forward-looking statements that involve risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, pricing and availability of raw materials and packaging, successful execution of internal performance and expansion plans, impact of competition, distributor changes, availability of financing, and other risks detailed below and in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Results of Operations

Three Months Ended September 30, 1996

Gross Sales.   Sales for the three months ended September 30, 1996 were
$145,497, an increase of 56% as compared to gross sales of $93,474 for the same period in 1995. This reflects an increase of sales volume from 547 barrels in 1995 to 1,086 in 1996. The increase in sales are primarily attributable to (i) the sale of $19,560 of Nor'Wester brand beer under the Cooperative Brewing Agreement with Nor'Wester, the Company's affiliate and
(ii) an increased market share of the Company's beer throughout Southern and Northern California. This increase in sales however is not sufficient for the Company to become self-sustaining in the near term. In July 1996, Nor'Wester temporarily suspended brewing under the Cooperative Brewing Agreement with the Company as the brewing capacity for Nor'Wester brand beer on draft was not needed. The Company expects this will have material, adverse effects on future revenues as cooperative brewing accounted for 15% and 39% of sales for the three month and nine month periods, respectively.

Excise Taxes.   Excise taxes increased from $6,653 (7% of gross sales) for the three months ended September 30, 1995 to $10,849 (8% of gross sales) for the third quarter of 1996. Excise taxes increased slightly as a percentage of net sales due to beer sales in states with a higher tax rate than California.

Cost of Sales. Cost of sales as a percentage of net sales for the three months ended September 30, 1996 and 1995 was 79% and 119%, respectively, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. In addition, the gross margin on cooperative brewed Nor'Wester beer is substantially less than the Company's own products thereby increasing the cost of sales as a percentage of net revenues. The cooperative brewing arrangement between the Company and Nor'Wester increased the brewing volume and with that, the Company was able to realize a positive gross margin for the three month ended September 30, 1996.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the three months ended September 30, 1996 totaled $108,822 or 81% of net sales as compared to $146,554 or 157% of net sales for the comparable period in 1995. This is primarily due to higher administrative costs incurred during the first months of the Company's operations in 1995. Management is developing strategies to reduce expenses while increasing sales. These strategies include restructuring of sales related compensation, implementing expense controls, reducing staff and other alternatives.


Nine Months Ended September 30, 1996

Gross Sales.   Sales for the nine months ended September 30, 1996 were
$385,603, an increase of 169% as compared to gross sales of $143,264 for the same period in 1995. This reflects an increase sales volume from 948 barrels in 1995 to 3,209 in 1996. The increase in sales are primarily attributable to (i) the sale of Nor'Wester brand beer under the Cooperative Brewing Agreement with Nor'Wester, the Company's affiliate and (ii) an increased market share of the Company's beer throughout Southern and Northern California. This increase in sales however is not sufficient for the Company to become self-sustaining in the near term. In July 1996, Nor'Wester temporarily suspended brewing under the Cooperative Brewing Agreement with the Company as the brewing capacity for Nor'Wester brand beer on draft was not needed. The Company expects this will have material, adverse effects on future revenues as cooperative brewing accounted for 15% and 39% of sales for the three month and nine month periods, respectively.

Excise Taxes.   Excise taxes increased from $12,771 (9% of gross sales) for the nine months ended September 30, 1995 to $36,043 (9% of gross sales) for the same period of 1996. The slight increase is due to beer sales in states with a higher tax rate than California.

Cost of Sales. Cost of sales as a percentage of net sales for the nine months ended 1996 and 1995 was 89% and 123%, respectively, reflecting the disproportionate cost of production for goods sold during a period when the facility is operating at less than its maximum designed capacity, as well as development-stage production costs such as recipe testing. In addition, the gross margin on cooperative brewed Nor'Wester beer is substantially less than the Company's own products thereby increasing the cost of sales as a percentage of net revenues.



                      BAYHAWK ALES, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine Months Ended September 30, 1996 (Continued)

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 1996 totaled $287,749 or 82% of net sales as compared to $329,757 or 230% of net sales for the comparable period in 1995. This is primarily due to higher administrative costs incurred during the first nine months of the Company's operations in 1995.


Liquidity and Capital Resources

For the nine months ended September 30, 1996, cash and cash equivalents decreased $236,003 primarily due to operating losses of $264,915.
Other principal uses of funds include an increase in accounts receivable of $47,479, an increase in other non-current assets of $25,899, purchases of property and equipment of $12,847 and a decrease in note payable to affiliated companies of $91,374. Primary sources of funds include an increase in accounts payable of $10,883, an increase in accrued liabilities of $46,494, and increase in amounts payable to affiliates of $43,235.

On November 30, 1995, the Company issued a note to WVI for monies loaned by WVI to construct, equip and operate the brewery. The note, which had a principal balance of $255,626 at September 30, 1996, bears interest at 8% per annum, and is secured by all of the Company's assets. Principal and interest are payable in monthly installments of $4,600 with a balloon payment of $124,739 due on December 31, 1999, but only if such payments do not, in the reasonable good faith judgment of the Company's Board of Directors, materially and negatively impact the Company's cash flow requirements. The Company is current on loan payments to WVI as of September 30, 1996.

The Company requires significant capital to continue its operations at current levels. However, the Company has very little capital resources, has insufficient operating results to obtain a bank line of credit, and WVI, its parent, does not currently have adequate resources to support the Company's operations. The Company has been developing alternative strategies including serving as a contract brewer for other companies to increase its operating cash flow. No assurances can be given that these alternative strategies will provide the necessary revenue and profits to sustain the Company's operations.

Management believes that the Company's resources will fund only limited activities for the next several months. Thereafter, the Company will be required to obtain additional capital to continue to fund its activities. There is no assurance, however, that such additional capital will be available, or if available, whether it will be available on terms acceptable to the Company.

To address the liquidity and capital resources concerns of the Company and certain of its affiliated breweries, in September 1996, the Company's parent, WVI and its affiliate Nor'Wester, entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's planned investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the craft breweries controlled by WVI and its affiliate, Nor'Wester. Under the terms of the letter of intent, The UB Group's investment will be made in the resulting entity following a proposed consolidation of the Company, WVI and WVI's subsidiaries-- Mile High Brewing Company, Inc., located in Denver, Colorado, Aviator Ales, Inc., located in Woodinville, Washington and Nor'Wester and Nor'Wester's subsidiary, North Country Brewing Company, located in
Saratoga Springs, New York.

The closing of the proposed investment remains subject to (i) The UB Group's completion of satisfactory due diligence, (ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Companies, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of Nor'Wester to be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $650,000 to sustain and grow their brewing operations. The UB Group has also agreed to provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are neccessary to sustain the breweries' operations and growth until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.


                      BAYHAWK ALES, INC.

                 PART II.  OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits:  None.

            (b)   Report on Form 8-K.

                  On September 26, 1996, the Company filed a Form 8-K in connection with its execution of a non-binding letter of intent with The UB Group of Banagalore, India relating to The UB Group's proposed investment of $9.0 million in cash along with certain other non-cash intangible consideration into the entity resulting from the proposed consolidation of the Company with its affiliates, Willamette Valley, Inc. Microbreweries Across America, Aviator Ales, Inc., Mile High Brewing Company, Nor'Wester Brewing Company, Inc. and North Country Brewing Company. The Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent, and included as exhibits copies of the letter of intent dated September 18, 1996, a September 26, 1996 press release relating to the matter, and a September 26, 1996 letter to the Company's shareholders describing the matter.





                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.



Date:   November 19, 1996  By _____________________
                            Dave Voorhies
                            General Manager



                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.




Date:  _______________  By /s/ Dave Voorhies
                            Dave Voorhies
                            General Manager