Form 10KSB40
period 1996-12-31
BAYHAWK ALES INC
filed 1997-03-31
CIK 927913

-------------------------------------------------------------------------------

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 1O-KSB

[X] ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                       Commission File Number : 33-82208-LA

                             BAYHAWK ALES, INC.
                (Name of small business issuer in its charter)
          DELAWARE                                     33-0606860
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)                Identification No.)

                                2000 MAIN STREET
                            IRVINE, CALIFORNIA  92714
             (Address of principal executive offices and zip code)
                                 (714) 442-7565
                          (Issuer's telephone number)

      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:   NONE
         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                           COMMON STOCK, NO PAR VALUE
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [ X ]    No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year were $461,549.
The aggregate market value of voting stock held by non-affiliates of the registrant: Not applicable

The number of shares outstanding of the Registrants Common Stock as of February 28, 1997 was 2,200,814 shares.

The index to exhibits appears on page 20 of this document.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No  [X]

                     DOCUMENTS INCORPORATED BY REFERENCE
None.

-------------------------------------------------------------------------------

                             BAYHAWK ALES, INC.
                             FORM 10-KSB  INDEX


                                   PART I
                                                                         Page

Item 1.   Description of Business                                          2

Item 2.   Description of Property                                          5

Item 3.   Legal Proceedings                                                6

Item 4.   Submission of Matters to a Vote of Security Holders              6

                                   PART II

Item 5.   Market for Common Equity and Related Stockholder Matters         6

Item 6.   Management's Discussion and Analysis or Plan of Operation        6

Item 7.   Financial Statements                                            12

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                             12

                                   PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act               12

Item 10.  Executive Compensation                                          15

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management                                                      16

Item 12.  Certain Relationships and Related Transactions                  17

Item 13.  Exhibits and Reports on Form 8-K                                20

          Signatures                                                      21

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL
Bayhawk Ales, Inc. (formerly Orange County Brewing Company) (the "Company" or "Bayhawk Ales") was formed in February 1994 for the purpose of developing and operating one or more breweries in California for the production of high quality, hand-crafted ales for sale in bottle and draft. The Company has built a 17 barrel showcase brewery (the "Southern California Brewery") in a leased building next to McCormick & Schmick's Seafood Restaurant in Irvine, California. The Southern California Brewery, located in the central business district of Irvine, near John Wayne International Airport, began brewing beer in January 1995. Irvine is south of Los Angeles and is adjacent to Newport Beach. It is a suburban city of the greater Los Angeles metropolitan area and the location of numerous businesses. The Los Angeles metropolitan area is the largest single market for beer in the United States.

The Company's parent, Willamette Valley, Inc. Microbreweries Across America ("WVI") currently holds the following ownership interests in the Company and affiliated breweries: Aviator Ales -- 51%; Mile High Brewing Company, Inc. ("Mile High Brewing") -- 51%; Bayhawk Ales -- 57%; and North Country Brewing
Company, Inc. ("North Country") -- 100%.   The breweries are, at times, referred
to herein collectively, without North Country, as the "Microbreweries". See also "Management's Discussion and Analysis - Subsequent Events."

STRATEGY
In January 1996, the Company and the Company's affiliates, WVI, Mile High Brewing and Aviator Ales, established a strategic alliance (the "Alliance") with Nor'Wester Brewing Company, Inc. ("Nor'Wester"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between the WVI and Nor'Wester and separate Cooperative Brewing Agreements between the Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers"). For a more complete description of the agreements under the Alliance, see Item 12 "Certain Relationships and Related Transactions."

The initial purpose of the Alliance was to develop a national market for the Nor'Wester brand. As Nor'Wester and some of its competitors attempted to expand their brands nationally, Nor'Wester learned that a national marketing strategy for the Nor'Wester brand is currently not cost effective. Consumers have shown strong support for craft beers brewed in or near their local markets and the Company believes the appropriate strategy is to develop and protect strong local craft beer brands. The Company further believes that this strategy can be strengthened through the Affiliated Companies' ability to build a network of breweries each producing their own brand with local appeal while benefiting from operating efficiencies, the decrease in production, marketing and distribution costs and the increase in the ability of the Affiliated Companies to finance growth and provide shareholders with a liquid market for their shares. Once these local brands are established, the Affiliated Companies may expand the distribution of one or more of their beer styles into additional selected markets.

To implement this new strategy, the Boards of Directors of the Affiliated Companies have elected to consolidate their entities under a single entity, United Craft Breweries, Inc. ("UCB"). Furthermore, on January 30, 1997 the Affiliated Companies entered into a definitive investment agreement with United Breweries of America, Inc. ("UBA") for the purpose of funding operations until the consolidation is completed and provide for future growth thereafter. For additional information, see "Management's Discussion and Analysis - Subsequent Events."

Should the proposed consolidation occur, the Cooperative Brewing Agreements, the Strategic Alliance Agreement and the General Services Agreement will terminate.

THE INDUSTRY
The craft brewing segment of the United States brewing industry is comprised of regional craft brewers such as the Company (i.e. brewers that produces between 15,000 and 1,000,000 barrels a year), contract brewers (i.e. companies that formulate and market products brewed by third-party mass-production brewers), microbrewers (i.e. brewers that produce under 15,000 barrels of craft beer a year) and brewpubs (i.e. a combination restaurant and brewery which produces principally for on-site consumption). Craft beers are full-flavored beers, brewed in traditional European brewing styles with quality hops, malted barley, yeast and water.

Beginning in California, Oregon and Washington and more recently in the New England states, Colorado and other regions across the country, regional craft brewers, contract brewers, microbrewers, and brewpubs emerged to form the craft beer industry. Certain craft brewers, such as the Company, have been able to grow from microbrewers into regional craft brewers by increasing the size of their breweries, while maintaining traditional European brewing methods. Contract brewers, who generally do not have their own brewing facilities, have taken advantage of demand by retaining industrial brewers to perform contract brewing at otherwise underutilized industrial brewing facilities. Industrial brewers have also sought to appeal to this demand for craft beers by introducing their own fuller-flavored specialty beers or by acquiring or forming partnerships with existing craft brewers.

PRODUCTS
The Company's Southern California Brewery is designed to brew selected, high quality grains and hops into ales and/or lager beers. The particular beer styles produced by the Southern California Brewery are dependent on local taste, climate, ethnic influences and lifestyles. Quality in the ingredients and the brewing process is the primary guiding principle in the development and production of the Southern California Brewery products. The Southern California Brewery is equipped with an efficient brewhouse that utilizes modern electronic temperature controls in the fermentation and conditioning tanks, and employs a brewmaster experienced in producing high quality microbrewed beer. The Company produces draft beer only since the Southern California Brewery does not have sufficient space to house a bottling line.

The Company currently sells the following products: Honey Blond, Amber Ale, California Cerveza, Hefe Weizen and Chocolate Porter.

RAW MATERIALS
Raw materials used by the Southern California Brewery consist primarily of malted grains, hops, brewers' yeast and water filtered through activated charcoal filters. The Company typically selects the variety and grower of its high-quality Pacific Northwest hops, and purchases them through two major brokers. The Southern California Brewery currently cultivates its own yeast supply and multiple competitive sources of supply for most packaging materials, such as bottles, labels, six-pack carriers, crowns and shipping cases are available to the Company.

DISTRIBUTION
The Company markets its products under locally-based brand names developed specifically for the microbrewery. The microbrewery sells its draft beers directly to consumers visiting the microbrewery and directly and through wholesale distribution to pubs, taverns, and restaurants. One of the Company's distributors, Young's Market, accounted for approximately 94 percent of the Company's sales (excluding cooperatively brewed beer) in 1996. The loss, without replacement, of this distributor could have a material adverse effect on the Company's business, financial condition and results of operation.

COMPETITION
The craft beer segment is highly fragmented and competitive. The Company competes primarily with other craft brewers, contract brewers, producers of imported beers and mass-market industrial brewers. The principal means of competition in the craft beer segment are product quality, taste, consistency and freshness, brand and product differentiation, distribution methods and area coverage, promotional methods, packaging, development of new products and pricing.

The craft beer industry has become saturated with numerous brands each comprised of several beer styles. As a result, growth rates are slowing because there are many brands vying for available shelf space and taps. The industry is also facing a loss of shelf space, and therefore sales, to the industrial brewers, who have created fuller-flavor specialty beers and are threatening to withdraw their business from distributors who also distribute brewery brands.

The Company expects competition among craft brewers to continue to increase, possibly resulting in decreases in market share, growth rates and product prices.

Many of the Company's competitors in the craft beer segment, including Pyramid Breweries, Redhook Ale Brewery, Widmer Brewing, Sierra Nevada and Anchor Brewing, have greater financial and other resources than the Company.

RESEARCH AND DEVELOPMENT
To meet varying consumer style and flavor preferences, the Company continually engages in the development and testing of new products. The Company pilot brews small batches of new products for sampling at the Southern California Brewery, as well as in community tastings. The Company also performs numerous tastings and surveys with its distributors and consumers on beer styles and brand imagery.

REGULATION AND DRAM SHOP LIABILITY
The Company's business is highly regulated at federal, state and local levels. Various permits, licenses and approvals necessary to the Company's brewery operations and the sale of alcoholic beverages are required from various agencies, including the U.S. Treasury Department, Bureau of Alcohol, Tobacco and Firearms (the "BATF"); the United States Department of Agriculture; the United States Food and Drug Administration; state alcohol regulatory agencies in the states in which the Company sells its products; and state and local health, sanitation, safety, fire and environmental agencies. In addition, the beer industry is subject to substantial federal and state excise taxes.

Management believes that the Company currently has all licenses, permits and approvals necessary for its current operations and is in material compliance with all applicable government regulations. However, existing permits or licenses could be revoked if the Company fails to comply with the terms of such permits or licenses, and additional permits or licenses could in the future be required for the Company's existing or expanded operations. If licenses, permits or approvals necessary for the Company's brewery operations were unavailable or unduly delayed, or if any such permits or licenses were revoked, the Company's ability to conduct its business could be substantially and adversely affected.

The serving of alcoholic beverages to a person known to be intoxicated may, under certain circumstances, result in the server being held liable to third parties for injuries caused by the intoxicated customer. The Company has addressed this concern by establishing early closing hours and employee training and designated-driver programs. In addition, the Company has obtained host liquor and legal liquor liability insurance coverage and intends to continue such coverage if it remains available at a reasonable cost. Future increases in premiums could make it prohibitive for the Company to maintain adequate insurance coverage. Any large uninsured damage awards against the Company could have a material adverse affect on the Company's business and financial condition.

TRADEMARKS
The Company has filed for Federal trademark protection for its brand name "Bayhawk-TM-" and has also filed for trademark protection on certain of its flavor styles which include, but are not limited to "Honey Blonde-TM-". The Company's policy is to preserve registration of its marks whenever possible and to oppose vigorously an infringement of its marks.

EMPLOYEES
At December 31, 1996, the Company had a total of 5 full time and 1 part time employees. None of the Company's employees are covered by collective bargaining agreements, there have been no work stoppages and the Company believes that relations with its employees are adequate.

ITEM 2.  DESCRIPTION OF PROPERTY

The Southern California Brewery of Bayhawk Ales is located in an approximately 2,000 square foot leased facility adjacent to the McCormick & Schmick's Seafood Restaurant in Irvine, California. The lease for the Southern California Brewery expires January 2010, with the right to renew the lease for two additional terms of five years each. The Southern

California Brewery includes a 17-barrel brewhouse and has a current annual production capacity of 10,000 barrels. Due to space limitations, the annual production capacity of the Southern California Brewery cannot be increased beyond 10,000 barrels.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company was a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.


                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no public trading market for the Company's Common Stock. The approximate number of shareholders of record on December 31, 1996 was 1,268. There were no cash dividends declared or paid in fiscal years 1996 or 1995. The Company does not anticipate declaring such dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Financial Condition and Results of Operation and other sections of this Form 10-KSB contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-KSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.

RESULTS OF OPERATIONS
The following table reflects selected data from the Company's statements of operations stated as a percentage of net sales:


                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                    1996           1995
                                               --------------  --------------
Gross sales                                         109.9%        110.1%
Less excise taxes                                     9.9          10.1
                                               --------------  --------------
Net sales                                           100.0         100.0
Cost of goods sold                                   86.8         140.9
Selling, general and administrative expenses         80.9         256.6
                                               --------------  --------------
Operating loss                                      (67.7)       (297.5)
                                               --------------  --------------
Loss before income taxes                            (69.4)       (292.4)
                                               --------------  --------------
Net loss                                            (69.4)       (292.4)
                                               --------------  --------------
                                               --------------  --------------

GROSS SALES. The Company began brewing beer in January 1995, with gross revenues from beer and retail products totaling $461,549 for the year ended December 31, 1996 and $179,592 for the year ended December 31, 1995. The increase is primarily attributable to the sale of $78,504 of Nor'Wester brand beer under the Cooperative Brewing Agreement and increased market share throughout Southern and Northern California. In July, however, Nor'Wester suspended brewing under the Cooperative Brewing Agreement with the Company as the brewing capacity for Nor'Wester brand beer on draft was not needed and is not expected to be needed in the near future. Cooperative brewing of Nor'Wester brand beers accounted for 17 percent of the Company's total revenues for 1996.

The Company's facility has a current annual production capacity of 10,000 barrels and sold 3,658 barrels and 1,360 barrels during 1996 and 1995, respectively.

EXCISE TAXES. Excise taxes increased to $41,611 (9 percent of gross sales) for the year ended December 31, 1996 from $16,425 (9 percent of gross sales) for the year ended December 31, 1995, due to higher sales volume.

COST OF GOODS SOLD. Cost of goods sold totaled $364,450 (87 percent of net revenues) for the year ended December 31, 1996 compared to $229,856 (141 percent of net revenues) for the year ended December 31, 1995. While decreasing in 1996, the cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity. In addition, lower margins were achieved on products produced and sold under the Cooperative Brewing Agreement than on the Company's own products.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative ("SG&A") expenses decreased to $339,766 (81 percent of net sales) for the year ended December 31, 1996 from $418,661 (257 percent of net sales) for the year ended December 31, 1995. SG&A expenses reflect operating management and administrative services provided by the Company's parent, WVI, as well as direct
charges such as the general manager's salary and advertising expenses.   The
decrease in SG&A expenses is primarily attributable to higher costs incurred during the first months of the Company's operations in early 1995. The Company has restructured sales related compensation, implemented expense controls and reduced staff in an effort to reduce SG&A expenses.

NET LOSS. Net loss decreased to $291,542 for the year ended December 31, 1996 from $477,052 for the year ended December 31, 1995 as a result of the individual line items discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents decreased $261,293 to $40,954 at December 31, 1996
from $302,247 at December 31, 1995.   The decrease is primarily a result of
$219,683 used for operating activities and $69,409 used for the repayment of advances to the Company's parent and affiliated companies.

Working capital deficit was $235,508 at December 31, 1996 compared to working capital of $292,711 at December 31, 1995. The current ratio decreased to .35:1 at December 31, 1996 from 4.4:1 at December 31, 1995.

On November 30, 1995, the Company issued a note to WVI for the balance of funds loaned by WVI to construct, equip and operate the Southern California Brewery. The note, which had a principal balance of $292,000 at December 31, 1996, and bore interest at 8 percent per annum was secured by all of the Company's assets. The terms of the note provided that payments of principal and interest were payable in monthly installments of $4,600 with a balloon payment of $257,227 due on December 31, 1999. The Company also has advances payable to WVI totaling $250,000 at December 31, 1996. Because of the anticipated ownership change discussed in "Subsequent Events" below, management does not expect to repay the loan or advances. Instead, the loan and advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction. As such, the entire balance of the loan and advances are considered to be payable currently.

The Company requires significant capital to continue its operations. However, the Company has very little capital resources, has insufficient operating results to obtain a bank line of credit and WVI, the Company's parent, does not currently have adequate resources to support the Company's operations. The Company has been developing alternative strategies, including serving as a contract brewer for other companies to increase its operating cash flow. No assurances can be given that these alternative strategies will provide the necessary revenue and profits to sustain the Company's operations.

Management believes that the Company's resources will fund only limited activities for the next several months. Thereafter, the Company will be required to obtain additional capital to continue to fund its activities. There is no assurance, however, that such additional capital will be available, or if available, that it will be on terms acceptable to the Company.

SUBSEQUENT EVENTS

PENDING CONSOLIDATION, BRIDGE LOANS, SUBSEQUENT INVESTMENT AND RENEGOTIATION OF THE TERMS
On January 30, 1997, the Company, Nor'Wester, WVI, Aviator Ales and Mile High Brewing (together the "Affiliated Companies"), entered into a definitive Investment Agreement (the "Investment Agreement") with United Breweries of America, Inc. ("UBA"). Under the terms of the Investment Agreement, UBA has agreed to invest $8.63 million in the form of bridge loans and cash at closing in exchange for a 45% equity interest in the consolidated businesses of the Affiliated Companies. UBA, an affiliate of The UB Group of Bangalore, India, was formed for the purpose of investing in the U.S. craft beer industry. The UB Group is a diversified multi-national corporation whose major operations consist of the production and sale of beer and spirits through affiliated companies which operate in 20 countries on four continents.

Under the terms of the Investment Agreement, the Affiliated Companies have each agreed to consolidate under the ownership of a new entity, United Craft Brewers, Inc. ("UCB"). UCB will serve as a holding company for companies which operate each of the five affiliated breweries--the Portland Brewery, the Saratoga Springs Brewery, the Seattle Brewery, the Denver Brewery and the Southern California Brewery. The proposed consolidation is a condition to receipt of UBA's investment which will be made directly in UCB.

CONSOLIDATION. Under the proposed consolidation each of the Affiliated Companies will become a wholly-owned subsidiary of UCB pursuant to a merger and share exchange by which newly registered shares of UCB will be issued in exchange for outstanding shares of the Affiliated Companies based on the share exchange rates described below. The merger and share exchange has been unanimously approved by the Boards of Directors of each of the Affiliated Companies but remains subject to approval by shareholders of each Affiliated Company. Following completion of the consolidation, shareholders of each Affiliated Company will hold shares in UCB, which is intended to be listed for trading on the Nasdaq National Market System under the symbol "ALES". The consolidation is primarily an administrative step designed to simplify the ownership structure of the Affiliated Companies, increase the operating efficiencies of each brewery, decrease the production, marketing and distribution costs of each brewery, increase the ability of the combined breweries to finance operations and possible growth and provide all shareholders with a liquid market for their shares.

The outstanding shares of each of the Affiliated Companies will be exchanged for shares in UCB according to the following exchange ratios which are based on the average closing price of Nor'Wester's Common Stock for the 20 trading days immediately preceding January 30, 1997, the date of execution of the Investment
Agreement:


COMPANY                        EXCHANGE RATIO
--------------------------   ------------------
Nor'Wester                          1:1
WVI                              1.99159:1
Aviator Ales                     2.98739:1
Bayhawk Ales                     1.99159:1
Mile High Brewing                2.98739:1

BRIDGE LOANS. Under the Investment Agreement, UBA is obligated to provide Nor'Wester with up to $2.75 million in bridge loans as interim financing during the consolidation phase. Advances under the bridge loan are expected to be used by Nor'Wester to help cover operating expenses and pay existing creditors of the Affiliated Companies until closing of the investment, at which time the balance of UBA's $8.6 million investment is expected to be made. Of the $2.75 million, $1.5 million has already been advanced and spent as of the date of this report. All bridge loans are made pursuant to a Credit Agreement between Nor'Wester and UBA, the principal terms of which are as follows:

     (1) The bridge loans will be made at times and in amounts mutually determined by UBA and Nor'Wester based on a periodic review of the cash flow needs and creditor demands of the Affiliated Companies;

     (2) Interest on the bridge loan accrues at 11.25% per annum and is payable to UBA in cash at closing of UBA's investment.

     (3) All principal and interest is secured by the assets of North Country Joint Venture, LLC (owner and operator of the Saratoga Springs Brewery) and by Nor'Wester's ownership interest in the joint venture LLC. Repayment of all principal and interest is guaranteed personally by Jim Bernau.

     (4) As a condition to each advance under the bridge loan, neither Jim Bernau nor any of the Affiliated Companies shall be in breach of any representation, warranty or covenant under the credit documents or the Investment Agreement and there shall not be any "material adverse effect" in the businesses of the Affiliated Companies as a whole.

     (5) Unless converted at closing, all advances under the bridge loan mature 60 days after termination of the Investment Agreement or the occurrence of certain events of default under the credit documents (including the breach by an Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the Investment Agreement), except that the bridge loan becomes due immediately if a "material adverse effect" occurs in the businesses of the Affiliated Companies as a whole or there is a breach by any Affiliated Company or Mr. Bernau of any representation, warranty or covenant under the credit documents.

INVESTMENT. Following completion of the consolidation and assuming all closing conditions have been met as required under the Investment Agreement, UBA will invest an additional $5.88 million in cash combined with the anticipated conversion of the $2.75 million bridge loan in exchange for a 45 percent equity interest in UCB.

Closing of the proposed investment remains subject to (i) approval by the shareholders of each of the Affiliated Companies, (ii) achievement of certain aggregate operating results by the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no "material adverse change" in the businesses of the Affiliated Companies taken as a whole,
(iv) approval by the U.S. Bureau of Alcohol, Tobacco and Fire Arms and applicable state liquor control commissions, (v) registration with the U.S. Securities and Exchange Commission of the UCB shares to be exchanged in the consolidation; (vi) extension of Nor'Wester's $1.0 million line of credit through September 30, 1997, the bank shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

As a further condition to UBA's investment, Jim Bernau has agreed to transfer to UBA 1,124,195 of the UCB shares he receives in the consolidation (or approximately 46% of his total UCB shares at consolidation). This transfer, for which Mr. Bernau will receive no cash consideration, is being done principally to provide UBA with the necessary equity interest in UCB (45%) to cause UBA to make the investment.

Following completion of the consolidation and closing of UBA's investment, the approximate ownership interests in UCB will be as follows: (i) UBA -- 45.0%,
(ii) Jim Bernau -- 10%, and (iii) the public shareholders of each Affiliated Company will own the following interests: Nor'Wester--21.6%, WVI--7.1%, Aviator Ales--6.7%, Mile High Brewing--5.9%, and Bayhawk Ales--3.7%. The initial Board of Directors of UCB will be composed of 7 members consisting of (i) one person appointed by Jim Bernau, (ii) four persons appointed by UBA (one of whom shall be Vijay Mallya, Chairman of The UB Group, who shall be chairman) and (iii) two outside Directors who shall be mutually satisfactory to Jim Bernau and UBA. The initial Board will serve until the next regular meeting of shareholders. At that time, UBA, with its 45% interest, will be in a position to effectively elect all members of the Board of Directors and thereby control UCB and in turn its subsidiary breweries.

Subject to completion or waiver of all closing conditions, closing of UBA's investment will occur as soon as practicable following approval of the consolidation by the shareholders of each of the Affiliated Companies which is currently expected to occur in or about July 1997. In the event that the investment is not closed by August 31, 1997, either party may terminate the transaction and repayment of any outstanding bridge loan is due 60 days thereafter.

While the Company is dependent upon the receipt of further loans under the credit facility and closing of the UBA investment, the Company does not control the business or operations of the other Affiliated Companies and can not assure that it or another Affiliated Company will not violate one or more covenants in the Investment Agreement or that a closing condition will not be met. Accordingly, there can be no assurance that the Company will receive further bridge loan amounts or that the investment will ultimately close or will close on the terms set forth in the Investment Agreement.

RENEGOTIATION OF THE TERMS OF THE UBA INVESTMENT. In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the Affiliated Companies are in the process of renegotiating the terms of the UBA investment. The renegotiation will reflect a significantly lower valuation for the Affiliated Companies, a reduction in the amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is not anticipated that the $2.75 million bridge loan amount will be reduced. The existing shareholders in the Affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the Affiliated Companies has not yet been determined. Management will soon seek Board approval by each of the Affiliated Companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated Investment Agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations.

If for any reason, the Company is unable to pay past due creditors and finance working capital requirements through an investment by UBA, alternative methods of financing would have to be obtained. No assurance can be given that alternative methods of financing would be obtained. No assurance can be given that alternative methods of financing would be available on terms acceptable to the Company, or at all. Having to develop alternative means of financing would likely slow development of the existing breweries and such alternative financing may be costly. The inability of the Company to obtain additional capital would adversely affect the Company's business and results of operations.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item begins on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

DIRECTORS
The names and ages of the Company's Directors are as follows:


NAME                AGE  POSITION(S) WITH COMPANY             DIRECTOR SINCE
-------------------------------------------------------------------------------
James W. Bernau     43   Chairperson of the Board of
                         Directors, President and Secretary        1994
David Voorhies      46   Director, Vice President and
                         General Manager                           1996
Jim Moreland        50   Director                                  1996
Roy Roberson        35   Director                                  1996
Donald Voorhies     73   Director                                  1996
Pete Wachob         49   Director                                  1996
Karl J. Zappa       38   Director                                  1996

Mr. Bernau has been Chairperson of the Board of Directors, President and Secretary since the Company's inception in February 1994. Mr. Bernau is also the President and Chairperson of the Board of Directors of five other public companies and has held these positions since the dates indicated: Willamette Valley Vineyards, Inc. ("WVV") since May 1988, Nor'Wester since December 1992, WVI, the Company's parent, since December 1993 and two other majority owned subsidiaries of WVI, Aviator Ales since February 1994 and Mile High Brewing since June 1994. Mr. Bernau also serves as one of the three Managers of the North Country Joint Venture LLC, a wholly owned subsidiary of Nor'Wester. Mr. Bernau began this alliance of consumer/investor owned companies by first co-founding WVV in 1988 with Donald Voorhies. From 1981 to September 1989, Mr.

Bernau was Director of the Oregon Chapter of the National Federation of Independent Businesses (NFIB), an association of 15,000 independent businesses in Oregon. While at NFIB, his responsibilities primarily involved communicating with association members and lobbying the Oregon state legislature regarding issues impacting the members.

Mr. David Voorhies joined the Company in January 1995 and serves as its Vice President and General Manager. Mr. Voorhies is also the Regional Leader for the Alliance Members, responsible for sales of Alliance Members' products in the Southwest Region. Prior to joining the Company, Mr. Voorhies spent 22 years as a civil engineer managing the design and construction of numerous complex building projects for organizations such as Honeywell, Johnson Controls and the Washington Public Power Supply System, among others. From April 1990 to December 1994, Mr. Voorhies served as Project Manager for Creegan and D'Angelo Consulting Engineers, a design project management consulting firm based in Fairfield, California. In addition to bringing significant management experience to the Company, Mr. Voorhies has been a home brewer for over 5 years. Mr. Voorhies received his B.S. in Civil Engineering from Washington State University. He is a registered professional engineer in both California and Washington.

Mr. Moreland is the Director of Quality for Wacker Siltronic Corporation, a German-owned manufacturer of silicon wafers. Since joining Wacker Siltronic in 1978, he has had numerous responsibilities including positions in Quality Assurance, Process Engineering, Development, Applications Engineering and Material Characterization. Mr. Moreland holds a Ph.D. in Chemistry from the University of California, Irvine. Mr. Moreland currently serves on the Board of Directors of The Oregon Quality Initiative Inc., a non-profit organization dedicated to promoting quality practices in Oregon businesses.

Mr. Roberson is the owner of EKOTek, an engineering consulting firm he founded in 1994. Prior to that time, Mr. Roberson was a civil engineer involved in commercial and residential development for 15 years.

Mr. Donald Voorhies has served as a Vice President and a Director of Willamette Valley Vineyards, Inc. since its inception in 1988. Mr. Voorhies has also served as a member of the Board of Directors of Nor'Wester Brewing Company since 1993. From 1981 to 1995, Mr. Voorhies owned and operated a 30-acre vineyard, Salem Hills Vineyard, which he developed from raw land purchased in 1981. Prior to his retirement in 1983, Mr. Voorhies was employed by General Electric Company as Sales Manager of the Lighting Products Division for the Pacific Northwest Region. Mr. Voorhies holds a B.S. in Electrical Engineering from University of California at Berkeley. Mr. Voorhies currently serves as a liaison between the Oregon Wine Growers Association and the Oregon Wine Advisory Board.

Mr. Wachob has served as the Chief Financial Officer of a group of companies in computer related industries, Compel Corp., Data Processing Air Corp., Damac Products and Landau Electronics, since 1992. From 1989 to 1991, Mr. Wachob was the Vice President of Finance for Voit Enterprises - Peregrine Industries, Inc., a development-stage company that ceased operation in 1992 after acquiring the technology to produce semi-automatic handguns and rifles. Mr. Wachob has a Bachelor's Degree in Accounting from the University of Southern California and has been a CPA in the state of California since 1975.

Mr. Zappa is currently a senior loan officer with Cochran Investment Corporation. Prior to taking that position in 1994, Mr. Zappa was President and CEO of United Funding Financial Group, Inc. for eleven years and he continues to serve on the Board of Directors of that company.

OFFICERS AND SIGNIFICANT EMPLOYEES
The names, ages and positions of the Company's executive officers and significant employees are as follows:


NAME                AGE  CURRENT POSITION(S) WITH COMPANY              SINCE
-------------------------------------------------------------------------------
James W. Bernau     43   Chairperson of the Board of Directors,
                         President and Secretary                        1994
David Voorhies      46   Director, Vice President and
                         General Manager                                1995

For information on the business background of Messrs. Bernau and Voorhies, see "Directors" above.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. Executive officers, Directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, for the fiscal year ended December 31, 1996, all executive officers, Directors and greater than 10% shareholders complied with all applicable filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Company's Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 (collectively, the "named executive officers") for fiscal years 1996, 1995 and 1994.

                             SUMMARY COMPENSATION TABLE

                                                          ANNUAL COMPENSATION
NAME AND PRINCIPAL                                        -------------------
POSITION (A)            YEAR     EMPLOYER                 SALARY($)   BONUS($)
---------------------  ------   ----------------------    ----------  --------
James W. Bernau (B)      1996    Bayhawk Ales, Inc.          2,583         --
  Chairperson of         1996    All affiliated companies   83,510
  the Board, President           except Bayhawk Ales, Inc.
  and Secretary          1995    Bayhawk Ales, Inc.          1,760         --
                         1995    All affiliated companies   94,240     10,882
                                 except Bayhawk Ales, Inc.
                         1994    Bayhawk Ales, Inc.          2,320     10,000
                         1994    All affiliated companies   81,180     25,185
                                 except Bayhawk Ales, Inc.

(A) Other than Mr. Bernau, no other individuals earned more than $100,000 in 1996, 1995 or 1994.
(B) Mr. Bernau serves as the President of the Company, WVV, WVI, Nor'Wester, Aviator Ales, Mile High Brewing and North Country. Each of these companies pays a pro rata portion of Mr. Bernau's monthly salary based on the amount of time which Mr. Bernau has devoted to the respective company's business in that month.

STOCK OPTION GRANTS
No stock options were granted to Mr. Bernau during 1996.

OPTION EXERCISES AND HOLDINGS
No options were exercised by Mr. Bernau during 1996 and no options are held by Mr. Bernau at December 31, 1996.

COMPENSATION OF DIRECTORS OF THE COMPANY
Directors of the Company are not compensated for acting in such capacity.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of February 28, 1997 as to (i) each person who is known by the Company to own beneficially 5% or more of the outstanding shares of Common Stock, (ii) each Director of the Company,
(iii) each of the executive officers named in the Summary Compensation Table above and (iv) all Directors and executive officers as a group. Except as otherwise noted, the Company believes the persons listed below have sole investment and voting power with respect to the Common Stock owned by them.

                                                   COMMON STOCK
                                          ------------------------------------
                                               SHARES          APPROXIMATE
                                            BENEFICIALLY       PERCENTAGE
NAME AND ADDRESS                              OWNED(1)            OWNED
-----------------------------------       ----------------   -----------------
Willamette Valley, Inc., Microbreweries       1,249,811            56.8%
  Across America
66 SE Morrison Street
Portland, Oregon

James W. Bernau (2)
8800 Enchanted Way SE
Turner, Oregon  97392                         1,249,811            56.8%

Donald Voorhies
1715 Wickshire Ct.
Salem, Oregon  97302                             15,000               *

David Voorhies (3)
24662 LaCienega Blvd.
Laguna Hills, California  92653                  10,000               *

Jim Moreland
300 NW 88th Avenue
Portland, Oregon  97229                           3,000               *

Roy Roberson
41 Via Bacchus
Laguna Beach, California  92656                     606               *

Pete Wachob
19412 Surfdale Lane
Huntington Beach, California, 92648                 300               *

Karl J. Zappa
P.O. Box 1238
Brea, California  92622                             300               *

All Directors and executive officers
  as a group (8 people) (3)                   1,279,017            57.8%

---------------------
*Less than 1%

(1) Applicable percentage of ownership is based on 2,200,814 shares of Common Stock outstanding as of February 28, 1997. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares.
(2) Mr. Bernau is deemed to be the beneficial owner of all of the 1,249,811 shares of the Company's Common Stock owned by WVI as a result of his ownership of approximately 62 percent of the outstanding Common Stock of WVI. Mr. Bernau does not own any shares of the Company's Common Stock directly.
(3) Includes 10,000 shares subject to options granted pursuant to the Company's 1994 Stock Incentive Plan and exercisable within 60 days of February 28, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GENERAL
Each of Nor'Wester, WVI, Aviator Ales and Mile High is affiliated with the Company in that James W. Bernau, the Company's founder, President and Chairperson of the Board of Directors, is also President and Chairperson of the Board of Directors of each such affiliated company. Mr. Bernau is also a significant equity owner of each affiliated company either directly, as in the case of Nor'Wester, in which Mr. Bernau owns approximately 25% of the outstanding capital stock, or indirectly through his controlling interest in WVI (62%), which in turn owns a controlling interest in each of Aviator Ales (51%), Bayhawk Ales (57%) and Mile High Brewing (51%). As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company's president's time.

TRANSACTIONS WITH WVI
On November 30, 1995, the Company issued a note to WVI for the balance of funds loaned by WVI to construct, equip and operate the Southern California Brewery. The note, which had a principal balance of $292,000 at December 31, 1996, and bore interest at 8 percent per annum was secured by all of the Company's assets. The terms of the note provided that payments of principal and interest were payable in monthly installments of $4,600 with a balloon payment of $257,227 due on December 31, 1999. The Company also has advances payable to WVI totaling $750,000 at December 31, 1996. Because of the anticipated ownership change discussed in "Subsequent Events" below, management does not expect to repay the loan or advances. Instead, the loan and advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction. As such, the entire balance of the loan and advances are considered to be payable currently.

STRATEGIC ALLIANCE
In January 1996, the Company established a strategic alliance with WVI, Mile High Brewing, Aviator Ales and Nor'Wester (the "Alliance"). The Alliance is created through a Strategic Alliance Agreement among the Alliance members, a General Services Agreement between WVI and Nor'Wester and separate Cooperative Brewing Agreements between Nor'Wester and each of Aviator Ales, Mile High Brewing and Bayhawk Ales (the "Cooperative Brewers").

The terms of the Strategic Alliance Agreement, the Cooperative Brewing Agreements and the General Services Agreement are four years, unless earlier terminated under limited circumstances. However, due to the fact that Nor'Wester's Portland Brewery is not currently operating at capacity as well as the fact that Nor'Wester has changed its strategy and is not currently attempting to develop other regional markets for its products, the Cooperative Brewing Agreement is not being utilized. Certain other aspects of the Strategic Alliance Agreement are also not being utilized due to industry and individual company circumstances that have changed since the Strategic Alliance Agreement was put in place.

In addition, should the consolidation occur as described under "Subsequent Events", all such agreements will terminate.

Details of the agreements are as follows (although, as indicated, many of the terms are no longer applicable):

STRATEGIC ALLIANCE AGREEMENT. Under the terms of the Strategic Alliance Agreement, each Alliance member has agreed to (i) support the expansion of the Nor'Wester's products into the Alliance member's market by cooperatively brewing Nor'Wester's beer and facilitating Nor'Wester's access to local distributors;
(ii) employ at least one Nor'Wester trained brewer at all times during the term of the Agreement; and (iii) use the services, expertise and personnel available within the Alliance before obtaining such resources from outside sources. The Strategic Alliance Agreement does not preclude an Alliance member from promoting its products in markets served by other Alliance members. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance of such other Alliance member's beer. With the consent of all Alliance members, additional entities owning and/or operating brewing facilities may be added as parties to the Alliance.

COOPERATIVE BREWING AGREEMENTS. Under the terms of the Cooperative Brewing Agreements, each of the Cooperative Brewers has agreed to produce Nor'Wester's beer, in the amounts and packaged as specified in firm orders submitted by the Nor'Wester on a periodic basis. All orders made by Nor'Wester are subject to certain volume limits. The Cooperative Brewer's production of Nor'Wester beer must comply with Nor'Wester's specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications. Pricing for the purchase of beer produced under Cooperative Brewing Agreements are at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Portland Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance Member will use the proprietary information or technology of another Alliance Member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance Member's beer.

GENERAL SERVICES AGREEMENT. The General Services Agreement requires that WVI perform for Nor'Wester and WVI's subsidiaries certain services relating to (i) human resources support; (ii) stock transfer and (iii) investor relations. Under the General Services Agreement, Nor'Wester is to provide WVI and its subsidiaries certain services relating to (i) accounting and finance support;
(ii) sales and marketing management; (iii) executive services; and (iv) production management; (v) point of sale and advertising services; and (vi) centralization and coordination among the Alliance members of certain operational and purchasing matters. Nor'Wester, in turn subcontracts with WVV for point of sale and advertising services and certain sales and marketing management support services.

The Company was charged by Nor'Wester and WVI $16,350 and $20,175, respectively for such services during 1996.

LOANS FROM NOR'WESTER
In 1995 and 1996, Nor'Wester loaned or advanced funds to the Company for purchases of capital assets and for working capital needs. Nor'Wester also paid certain bills on behalf of the Company and provided the Company with services under the General Services Agreement. As a result, at December 31, 1996, the Company owed Nor'Wester $72,179. This amount is unsecured, does not bear interest, is payable on Nor'Wester's demand and is reflected in "payables to affiliated company" on the Company's balance sheet.

ARMS-LENGTH TRANSACTIONS
The Company believes that the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions between the Company and its officers, directors, principal shareholders and affiliates will be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein:


   EXHIBIT
   NUMBER    DESCRIPTION
   -------   -----------
    3.1      Certification of Incorporation of the Company and all amendments thereto (1)
    3.2      Bylaws of the Company (1)
   10.1      1994 Stock Incentive Plan (1)
   10.2      Form of indemnity Agreement between the Company and each of its executive officers and directors (1)
   10.3      Sublease between Southern California Plan II, Inc. and Willamette Valley,
             Inc. Microbreweries Across America dated January 25, 1994 (1)
   10.4      Assignment of the Sublease between Willamette Valley, Inc. Microbreweries
             Across America and the Company dated May 25, 1994 (1)
   10.5      Promissory Note and Security Agreement dated November 30, 1995 relating to
             4347,000 loan from Willamette Valley, Inc. Microbreweries Across America (2)
   10.6      Strategic Alliance Agreement between the Company, Nor'Wester Brewing
             Company, Inc.,  Willamette Valley, Inc. Microbreweries across America,
             Aviator Ales, Inc. (formerly Seattle Brewing Company), Mile High Brewing
             Company and North Country Joint Venture, LLC (1)
   10.7      Cooperative Brewing Agreement between the Company and Nor'Wester Brewing
             Company, Inc. (1)
   10.8      Management Agreement between the Company and Willamette Valley, Inc.
             Microbreweries Across America (1)
   10.9      Investment Agreement dated as of January 30, 1997 by and among Nor'Wester
             Brewing Company, Inc., North Country Joint Venture, LLC, Willamette Valley,
             Inc. Microbreweries Across America, Aviator Ales, Inc., Bayhawk Ales, Inc.,
             Mile High Brewing Company, Inc., James W. Bernau and United Breweries of
             America, Inc., which includes the Credit Agreement between Nor'Wester
             Brewing Company, Inc. and United Breweries of America, Inc.
   27        Financial Data Schedule


(1) Incorporated by reference to Exhibits to the Company's Registration Statement on Form SB-2, as amended and declared effective by the Securities and Exchange Commission in July 1995 (Commission Registration No. 33-82208-LA).
(2) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 29, 1996.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 25, 1997            BAYHAWK ALES, INC.

                                   By:  /s/ JAMES W. BERNAU
                                      ------------------------------
                                   James W. Bernau
                                   Director, President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities on March 25, 1997:


SIGNATURE                TITLE
---------                -----


/s/ JAMES W. BERNAU      Director, President and Secretary
--------------------     (Principal Executive Officer Principal and
James W. Bernau          Financial and Accounting Officer)


/s/ DAVID VOORHIES
--------------------     Director
David Voorhies


/s/ JIM MORELAND
--------------------     Director
Jim Moreland


/s/ ROY ROBERSON
--------------------     Director
Roy Roberson


/s/ DONALD VOORHIES
--------------------     Director
Donald Voorhies


/s/ PETE WACHOB
--------------------     Director
Pete Wachob


/s/ KARL J. ZAPPA
--------------------     Director
Karl J. Zappa

BAYHAWK ALES, INC.
(A Development Stage Company)
Report and Financial Statements
December 31, 1996 and 1995

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
REPORT AND FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Report of Independent Accountants. . . . . . . . . . . . . . . . . . . . .F-1

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .F-2

Statement of Operations. . . . . . . . . . . . . . . . . . . . . . . . . .F-3

Statement of Shareholders' Equity. . . . . . . . . . . . . . . . . . . . .F-4

Statement of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . . . .F-5

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . .F-6

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Bayhawk Ales, Inc.
(A Development Stage Company)

In our opinion, the accompanying balance sheet and the related statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Bayhawk Ales, Inc. (A Development Stage Company) at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, and the period from inception (February 14, 1994) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage company which has a limited and unprofitable operating history and has limited access to capital with which to fund future operaions. Such factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 10 to the financial statements, the Company intends to be consolidated with other affiliated companies and convert its stock into shares of a new publicly traded entity.

Bayhawk Ales, Inc. is a member of a group of affiliated companies and, as disclosed in the financial statements, has extensive transactions and relationships with members of the group. Because of these relationships, it is possible that the terms of these transactions are not the same as those that would result from transactions among wholly unrelated parties.

PRICE WATERHOUSE LLP
Portland, Oregon
March 21, 1997, except as to Note 11 which is as of March 24, 1997

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
--------------------------------------------------------------------------------


                                                            DECEMBER 31,

                                                         1996           1995
                                                     -----------    -----------
ASSETS
Current assets:
     Cash                                            $    40,954    $   302,247
     Accounts receivable                                  64,349         26,405
     Inventories (Note 2)                                 23,692         37,620
     Other current assets                                      -         12,165
                                                     -----------    -----------
     Total current assets                                128,995        378,437

Property and equipment, net (Note 3)                     802,798        876,213
Other noncurrent assets                                        -          6,998
                                                     -----------    -----------

                                                     $   931,793    $ 1,261,648
                                                     -----------    -----------
                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $    36,798    $     9,249
     Accrued liabilities                                  16,780         36,482
     Container deposits                                   19,339              -
     Payables to affiliated companies (Note 7)           291,586         13,995
     Current portion of note payable to parent
       company                                                 -         26,000
                                                     -----------    -----------
     Total current liabilities                           364,503         85,726

Note payable to parent company                                 -        321,000
                                                     -----------    -----------
                                                         364,503        406,726
                                                     -----------    -----------

Commitments (Notes 9 and 10)

Shareholders' equity (Notes 5 and 10):
     Common stock, $.001 par value,
      10,000,000 shares authorized,
      2,200,814 and 2,198,444 shares issued
      and outstanding                                      2,201          2,198
     Additional paid-in capital                        1,427,982      1,424,075
     Deficit accumulated during the development
      stage                                             (862,893)      (571,351)
                                                     -----------    -----------
                                                         567,920        854,922
                                                     -----------    -----------
Total liabilities and shareholders' equity           $   931,793    $ 1,261,648
                                                     -----------    -----------
                                                     -----------    -----------

       The accompanying notes are an integral part of this financial statement.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
---------------------------------------

                                                                                           CUMULATIVE
                                                                                          AMOUNTS FROM
                                                                                            INCEPTION
                                                                                          (FEBRUARY 14,
                                                              YEAR ENDED                    1994) TO
                                                              DECEMBER 31                  DECEMBER 31,
                                                       1996                1995                1996
                                                  --------------      --------------      --------------
Revenues (Note 8)                                  $     461,549       $     179,592       $     641,141
Less excise taxes                                        (41,611)            (16,425)            (58,036)
                                                  --------------      --------------      --------------
Net revenues                                             419,938             163,167             583,105

Cost of goods sold                                       364,450             229,856             594,306
                                                  --------------      --------------      --------------
Gross margin (deficit)                                    55,488             (66,689)            (11,201)

Selling, general and administrative expenses
  (Note 7)                                               339,766             418,661             853,403
                                                  --------------      --------------      --------------
Loss from operations                                    (284,278)           (485,350)           (864,604)

Net interest income (expense)                            (11,606)              8,298              (2,631)

Other income                                               4,342                   -               4,342
                                                  --------------      --------------      --------------
Loss before income taxes                                (291,542)           (477,052)           (862,893)

Income taxes (Note 4)                                          -                   -                   -
                                                  --------------      --------------      --------------
Net loss as a development stage company            $    (291,542)      $    (477,052)      $    (862,893)
                                                  --------------      --------------      --------------
                                                  --------------      --------------      --------------

Net loss per common share                          $       (0.13)      $       (0.28)      $        (.48)
                                                  --------------      --------------      --------------
                                                  --------------      --------------      --------------
Weighted average number of common shares
  outstanding                                          2,200,814           1,709,513           1,784,443
                                                   --------------      --------------      --------------
                                                   --------------      --------------      --------------


 The accompanying notes are an integral part of this financial statement.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF SHAREHOLDERS' EQUITY
PERIOD FROM INCEPTION (FEBRUARY 14, 1994) TO DECEMBER 31, 1996
--------------------------------------------------------------------------------


                                                                                                    DEFICIT
                                                                                                  ACCUMULATED
                                                                                   ADDITIONAL     DURING THE
                                                             COMMON STOCK            PAID-IN      DEVELOPMENT
                                                        SHARES         AMOUNT        CAPITAL         STAGE          TOTAL
                                                     -----------    -----------    -----------    -----------    -----------
Balances, February 14, 1994                                    -    $         -    $         -    $         -    $         -

Stock issued to
  Willamette Valley, Inc.
  Microbreweries across America                        1,249,811          1,250         98,750              -        100,000

Net loss                                                       -              -              -        (94,299)       (94,299)
                                                     -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1994                            1,249,811          1,250         98,750        (94,299)         5,701

Proceeds from stock offering                             948,633            948      1,325,325              -      1,326,273
  (Note 5)

Net loss                                                       -              -              -       (477,052)      (477,052)
                                                     -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1995                            2,198,444          2,198      1,424,075       (571,351)       854,922

Stock issued to employees                                  2,370              3          3,907              -          3,910
  (Note 5)

Net loss                                                       -              -              -       (291,542)      (291,542)
                                                     -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1996                            2,200,814    $     2,201    $ 1,427,982    $  (862,893)   $   567,290
                                                     -----------    -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------    -----------


      The accompanying notes are an integral part of this financial statement.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                     CUMULATIVE
                                                                                                    AMOUNTS FROM
                                                                                                      INCEPTION
                                                                                                    (FEBRUARY 14,
                                                                        YEAR ENDED                    1994) TO
                                                                        DECEMBER 31,                  DECEMBER 31,
                                                                 1996                1995                1996
                                                            --------------      --------------      --------------
Cash flows from operating activities:
  Net loss as a development stage company                    $    (291,542)      $    (477,052)      $    (862,893)
  Reconciliation of net loss to cash used for
    operating activities:
    Depreciation and amortization                                   52,614              64,358             116,972
    Stock granted to employees                                       3,910                   -               3,910
    Changes in current assets and current liabilities:
      Accounts receivable                                          (37,944)            (26,405)            (64,349)
      Inventories                                                   13,928             (28,966)            (23,692)
      Other current assets                                          12,165              (8,639)                  -
      Accounts payable                                              27,549             (64,652)             36,798
      Accrued expenses and container deposits                         (363)            (18,379)             36,119
                                                            --------------      --------------      --------------

Net cash used for operating activities                            (219,683)      $    (559,735)      $    (757,135)
                                                            --------------      --------------      --------------

Cash flows from investing activities:
  Capital expenditures                                             (25,996)            (66,796)           (964,393)
  Cash received for assets disposed                                 53,795                   -              53,795
  Cash paid for other noncurrent assets                                  -              (2,823)             (9,172)
                                                            --------------      --------------      --------------
Net cash provided by (used for) investing activities                27,799             (69,619)           (919,770)
                                                            --------------      --------------      --------------
Cash flows from financing activities:
  Sale of common stock to parent company                                 -                   -             100,000
  Gross proceeds from common stock offering                              -           1,403,480           1,403,480
  Deferred stock offering costs                                          -                   -             (77,207)
  Net borrowings (repayments to) parent and
    affiliated companies                                           (69,409)           (498,884)            291,586
                                                            --------------      --------------      --------------

Net cash provided by (used for) financing activities               (69,409)            904,596           1,717,859
                                                            --------------      --------------      --------------

Net (decrease) increase in cash                                   (261,293)            275,242              40,954
Cash, beginning of period                                          302,247              27,005                   -
                                                            --------------      --------------      --------------

Cash, end of period                                          $      40,954       $     302,247              40,954
                                                            --------------      --------------      --------------
                                                            --------------      --------------      --------------


       The accompanying notes are an integral part of this financial statement.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION
     Bayhawk Ales, Inc. (the Company) is a development stage company organized under the laws of the State of Delaware. From the date of inception (February 14, 1994) through December 31, 1996, the Company's efforts have been directed primarily toward organizing and issuing a public offering of shares of its common stock and building, equipping its brewery, and developing a marketable beer. The brewery began producing and selling beer in January 1995; however, in 1996 was brewing at only 39% of its expected capacity. Prior to January 1996, the Company's name was Orange County Brewing Company. The Company's facility is in a McCormick and Schmick's Restaurant located in Irvine, California. The Company is one of four majority or wholly owned subsidiaries of Willamette Valley, Inc. Microbreweries across America (WVI), a company located in Oregon, organized to establish microbreweries throughout the United States. At December 31, 1996 and 1995, WVI owned approximately 57% of the Company's common stock; see also Note 6.

     The Company is a development stage company which has only a limited and unprofitable operating history and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern. Management expects the Company to be merged with its affiliate breweries during 1997 and for all of the Company's common stock to be converted into shares of a new public company (see Note
     10).

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
     The accompanying financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out basis) or market.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost and are depreciated over their estimated useful lives estimated to be 5-15 years using the straight-line method, beginning at the time the assets are placed in operation.

     Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures for additions and betterments are capitalized. Leasehold improvements are depreciated over the shorter of the life of the asset or the lease.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In March 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted the statement in fiscal 1996; however, the adoption has not had a significant impact on the Company's financial statements. Note that management expects all of the Company's long-lived assets to be used by the newly formed public Company (see Note 10).

     INCOME TAXES
     The Company accounts for income taxes using the asset and liability approach prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are calculated for the expected future tax consequences of temporary differences between the book basis and tax basis of the Company's assets and liabilities. The Company files a stand-alone federal income tax return.

     REVENUE RECOGNITION
     The Company recognizes revenue upon the delivery of its products to its customers. Sales are recorded as trade accounts receivable and no collateral is required.

     NET LOSS PER COMMON SHARE
     Net loss per common share is calculated based on the weighted average number of common shares outstanding after giving effect to the shares granted to employees throughout the periods presented, see Note 5. No common stock equivalents with a dilutive effect were outstanding during the periods presented. Shares held in escrow are included in the weighted average number of common shares outstanding.

     STATEMENT OF CASH FLOWS
     The Company considers short-term investments which are highly liquid, are readily convertible into cash, and have original maturities of fewer than three months to be cash equivalents for the purposes of cash flows. For the year ended December 31, 1996, the Company paid no income taxes and paid interest of $16,500. For the year ended December 30, 1995, the Company paid no income taxes or interest. In 1996, the Company sold equipment with a net book value of $74,250 to North Country Brewing Company.

     FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS
     Except as discussed in Note 7 under advances from affiliates, the fair market value of the Company's recorded financial instruments materially approximate their respective recorded balances, as the recorded assets and liabilities are stated at amounts expected to be realized or paid, or carry interest rates commensurate with current rates for instruments with a similar duration and degree of risk.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   SUMMARY OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
     The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," for its year ending December 31, 1996. SFAS 123 was issued by the Financial Accounting Standards Board in October 1995, and allows companies to choose whether to account for stock-based compensation under the current method as prescribed in Accounting Principles Board Opinion Number 25 (APB 25) or use the fair value method prescribed in SFAS 123. The Company continues to follow the provisions of APB 25. The impact of adoption does not have a significant effect on the Company's financial position or results of operations
     (see Note 6).

     RECLASSIFICATIONS
     Certain reclassifications have been made to the 1995 financial statements to conform with 1996 presentation. These reclassifications have no impact on previously reported results of operations or shareholders' equity.

2.   INVENTORIES

     Inventories consist of:
                                                     DECEMBER 31
                                                1996            1995
                                             -----------    ----------

          Raw materials                       $  9,969       $  9,081
          Work-in-process                        3,484         14,835
          Finished goods                         4,672         12,067
          Retail inventory                       5,567          1,637
                                              --------       --------

                                              $ 23,692       $ 37,620
                                              --------       --------
                                              --------       --------

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of:

                                                     DECEMBER 31
                                                1996            1995
                                             -----------    ----------

          Leasehold improvements             $ 277,546       $270,267
          Equipment                            634,040        664,490
          Office furniture and equipment         4,644          3,640
                                             ---------       --------

                                               916,230        938,397

          Less accumulated depreciation       (113,432)       (62,184)
                                             ---------       --------

                                             $ 802,798       $876,213
                                             ---------       --------
                                             ---------       --------

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

4.   INCOME TAXES

     Pre-tax loss was attributable to operations entirely within the United States. For the periods ended December 31, 1996 and 1995, there was no current or deferred provision for income taxes.

     The benefit for income taxes differs from the amount of income taxes determined by applying the U.S. statutory graduated federal rate due to the following:

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                          1996            1995
                                                       -----------    ----------

          Statutory graduated federal rate                34.0%           34.0%
          State taxes, net of federal benefit              6.1             6.1
          Reserve of net operating loss
            carryforward assets                          (40.1)          (40.1)
                                                         -----           -----

                                                             -%              -%
                                                         -----           -----
                                                         -----           -----

     Deferred tax assets (liabilities) consist of:

                                                             DECEMBER 31
                                                        1996            1995
                                                     -----------    ----------
        Federal net operating loss carryforwards     $ 339,000       $ 185,000
        Fixed assets                                   (60,000)        (12,000)
        Deferred tax asset valuation allowance        (279,000)       (173,000)
                                                     ---------       ---------
                                                     $       -       $       -
                                                     ---------       ---------
                                                     ---------       ---------

     As of December 31, 1996, the Company had a net operating loss carryforward aggregating approximately $996,000 for federal purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited after the Company undergoes the ownership change anticipated by management or fails to meet the continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2010.

5.   SHAREHOLDERS' EQUITY

     The Company is authorized to issue 10,000,000 shares of its common stock. Each share of common stock entitles the holder to one vote. In February 1994, the Company received $100,000 cash from WVI in exchange for 1,249,811 shares of unregistered common stock.

     During 1995, the Company sold 948,633 shares of its common stock at $1.65 per share, pursuant to a Regulation A public offering filed with the U.S. Securities Exchange Commission (SEC). Cash proceeds from this offering, net of offering expenses of approximately $235,000, aggregated $1,326,273.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

5.   SHAREHOLDERS' EQUITY (CONTINUED)

     During 1996 and 1995, the Company granted a total of 2,370 and 0 shares, respectively, to employees and/or third-party distributors of the Company's products. The Company recorded $3,910 and $0 of expense related to these grants which is included in selling, and general and administrative expenses in the accompanying financial statements for the years ended December 31, 1996 and 1995, respectively. See Note 10 for discussion of the planned ownership change.

6.   STOCK INCENTIVE PLAN

     The Company adopted a 1994 Stock Incentive Plan (the "Plan") and has reserved 250,000 shares of the Company's common stock thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and non-qualified stock options, stock sales, and stock grants to employees, directors, and consultants of the Company. In December 1995, the Company granted a total of 40,000 options, 20,000 of which were subsequently canceled, under the Plan at an exercise price of $1.73 per share, which approximated fair market value at the date of grant. The options vest ratably over the five-year term beginning December 20, 1996. In 1996, the Company granted 50,000 and 5,000 options to employees under the Plan at an exercise price of $1.20 and $1.65 per share, respectively. These options vest ratably over 10 years beginning one year from the date of grant. As of December 31, 1996, no options have been exercised, vested options were 14,000, and options outstanding were 75,000.

     The Company has elected to account for its stock-based compensation under Accounting Principles Board Opinion No. 25. The Company has determined that the pro forma effects of applying SFAS 123 would not have a material effect on the results of operations for 1996 and 1995. This determination was made using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1996 and 1995 were a risk-free interest rate of 6.09% and 5.56%, respectively, an expected dividend yield of 0% and 0%, respectively, an expected life of 10 years and 5 years, respectively, and an expected volatility of 57% and 54%, respectively. The weighted average fair value of stock options granted in 1996 and 1995 was $0.91 and $0.92, respectively.

     Options were assumed to be exercised upon vesting for purposes of this valuation. Adjustments are made for options forfeited prior to vesting. For the years ended December 31, 1996 and 1995, the total value of the options granted was computed to be $50,280 and $18,320, respectively, which would be amortized on a straight line basis over the vesting period of the options.

     Note that all options granted by the Company are expected to be converted to options of the new company expected to be formed at the same conversion rate as the conversion of common stock as discussed in Note 10.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.   RELATED PARTIES

     NATURE OF RELATED PARTIES
     The Company's president partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon; and Nor'Wester Brewing Company Inc. (Nor'Wester), a microbrewery in Oregon; as well as WVI. Additionally, WVI is the majority owner of Mile High Brewing Company (MHBC) and Aviator Ales, Inc. (AAI), and fully owns North Country Brewing Company, Inc. (NCBCI), companies located in Colorado, Washington, and New York, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Company president's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and the allocation of the Company president's time.

     RELATED PARTY TRANSACTIONS
     For the period from inception through December 31, 1996, WVI and WVV provided secretarial, accounting, marketing, and administrative services related to the Company's initial stock offering and for general and administrative purposes. Beginning in 1996, the Company began contracting certain of these services from Nor'Wester under a general services agreement between Nor'Wester, WVI and WVV. During 1996 and 1995, the Company purchased these services at an approximate cost of $41,000 and $163,000, respectively, which is included in selling, general and administrative expenses in the accompanying financial statements. Additionally, WVI has allowed the Company to utilize certain proprietary concepts for no cash consideration. As a result of these and certain other transactions, the Company owed approximately $292,000 and $361,000, at December 31, 1996 and 1995, respectively, to affiliated companies.

     STRATEGIC ALLIANCE AND COOPERATIVE BREWING AGREEMENTS
     The Company has entered into a Strategic Alliance (the "Alliance") with Nor'Wester, MHBC, AAI, NCBCI, and WVI. The Company, Nor'Wester, MHBC, AAI, NCBCI, and WVI are collectively referred to as "alliance members," and the Company, MHBC, and AAI are collectively referred to as the "Cooperative Brewers," and individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer has agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors.

     The Alliance is created through a Strategic Alliance Agreement between Nor'Wester and each of the Company, MHBC, and AAI. The terms of the Strategic Alliance Agreement and the Cooperative Brewing Agreements are four years, unless earlier terminated under limited circumstances, which include material breach in the case of the Cooperative Brewing Agreements. The Agreements are subject to renewal. Pricing for the purchase of beer produced under the Cooperative Brewing

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.   RELATED PARTIES (CONTINUED)

     Agreement is at the lesser of cost plus 10% or Nor'Wester's average cost of production at its Nor'Wester Brewery, plus a mark-up of 10%. The Agreement provides that no Alliance member will use the proprietary information or technology of another Alliance member to produce any beer with a flavor profile or appearance that is substantially similar to such Alliance member's beer. With the consent of all Alliance members, additional parties may be added to the Alliance.

     Under the terms of the Cooperative Brewing Agreements, the Company will produce Nor'Wester beer, in the amounts and packaging as specified in firm orders submitted by Nor'Wester on a periodic basis. The Company's production of Nor'Wester beer must comply with specifications concerning recipes, quality control procedures, flavor profile and appearance. Nor'Wester has a right to reject beer not meeting its specifications.

     Nor'Wester has acquired certain specified brewing equipment for Bayhawk's use in producing Nor'Wester's beer. To the extent that this equipment is not needed for the production of Nor'Wester beers, Bayhawk may, upon notice to Nor'Wester, use this equipment to produce its own beer subject to the payment of an agreed-upon lease fee.

     The Cooperative Brewing Agreement requires that the Cooperative Brewer maintain the equipment supplied by Nor'Wester, that Nor'Wester insure this equipment, and that the Cooperative Brewer and Nor'Wester each indemnify the other for damages and losses in connection with the Agreement. Nor'Wester may at its cost remove or replace its equipment at any time if market conditions or other circumstances make such action desirable to Nor'Wester.

     Cooperative brewing revenues totaled $39,283, which is 9% of the Company's net revenues. Because of the pricing terms surrounding cooperative brewing discussed above and the fact that the Company's costs to produce beer were higher than Nor'Wester's costs to produce beer, cooperative brewing sales resulted in negative gross margins for the Company.

     Subsequent to December 31, 1996, the cooperative brewing agreement was canceled with the consent of all Alliance members.

     ADVANCES FROM AFFILIATES
     Also during 1994 and 1995, WVI advanced $1,353,823 to the Company to construct, equip and operate its brewery. As of December 31, 1996, the remaining balance payable to WVI is $292,000 which has been converted into a promissory note issued to WVI. The note bore interest at 8% beginning on January 1, 1996 and was secured by all of the Company's assets. The terms of the note provided that payments of $4,600, including principal and interest were paid monthly. Because of the anticipated ownership change discussed in Note 10, management does not expect to repay these advances. Instead, the advances are being considered in determining the purchase price and stock conversion ratios being used in the transaction. As such, the entire balance is considered to be payable currently.

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

8.   SIGNIFICANT CUSTOMERS

     Approximately 85% of the Company's sales were to wholesale distributors located in California for the year ended December 31, 1996. In 1995, all sales were to distributors located in California. Sales to the Company's largest customer (excluding cooperative brewing) represented approximately 94% and 77% of gross sales for the years ended December 31, 1996 and 1995, respectively.

9.   COMMITMENTS

     The Company has entered into agreements with several independent distributors for the distribution of the Company's products in Washington. These agreements contain normal distribution provisions and are cancelable by either the Company or the distributors.

     During 1995, the Company entered into a 15-year operating lease arrangement with two five-year renewal terms for its brewery in Irvine, California. Approximate minimum lease payments are as follows:

          YEAR ENDING
          DECEMBER 31,
          ------------

             1997                            $ 36,000
             1998                              36,000
             1999                              36,000
             2000                              36,000
             2001                              36,000
             Thereafter                       288,000
                                             --------

                                             $468,000
                                             --------
                                             --------

     Rent expense, including common area charges during 1996 and 1995 related to this lease, aggregated approximately $40,000 and $42,000, respectively, and is allocated between cost of sales and selling, general and administrative expenses in the accompanying statement of operations.

10.  PROPOSED MERGER AND INVESTMENT BY UBA

     Subsequent to December 31, 1996, the Company along with its parent (WVI) and its affiliates (Nor'Wester, AAI and MHBC) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to consolidate into a company to be known as United Craft Brewers, Inc. (UCB). This merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following consolidation, all shareholders in the Nor'Wester/WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

10.  PROPOSED MERGER AND INVESTMENT BY UBA (CONTINUED)

     under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

          COMPANY                   EXCHANGE RATIO
          -------                   --------------

          Nor'Wester                         1:1
          WVI                          1.99159:1
          AAI                          2.98739:1
          BAI                          1.99159:1
          MHBC                         2.98739:1

     Following the merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new equity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 21, 1997, $1,500,000 has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

     The closing of the proposed investment remains subject to (i) approval by the shareholders of each of the companies, (ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of the Company's $1 million revolving line of credit through September 30, 1997 (see Note 4); and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan (see Note
     5), and (vii) such other customary conditions for transactions of this type.

     Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and WVI's subsidiaries would own the remaining 45% of UCB.

11.  SUBSEQUENT EVENTS

     In light of lower than anticipated 1996 results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in
     Note 10. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following the consolidation. It is anticipated that the $2.75

BAYHAWK ALES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

11.  SUBSEQUENT EVENTS (CONTINUED)

     million bridge loan amount will not be reduced. The existing shareholders in the affiliated Companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.