Form 10QSB
period 1997-03-31
BAYHAWK ALES INC
filed 1997-05-20
CIK 927913

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

 Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

            For the Quarter Ended March 31, 1997

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

____________________________________________________________

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

      Number of shares of common stock outstanding as of
                        March 31, 1997:

                2,200,814 shares, $.001 par value
============================================================
                        BAYHAWK ALES, INC.


                       INDEX TO FORM 10-QSB

============================================================
Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be expected for the entire year.


Item 1 -- Financial Statements

Balance Sheet - March 31, 1997 and December 31, 1996. . .

Statement of Operations - Three Months Ended
March 31, 1997 and 1996 . . . . . . . . . . . . . . . . .

Statement of Cash Flows - Three Months Ended
   March 31, 1997 and 1996 . . . . . . . . . . . . . . . .

Notes to Financial Statements. . . . . . . . . . . . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations . . . . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .



Item 1 -- Financial Statements


                           BAYHAWK ALES, INC.

                             Balance Sheet

                                     March 31,
                                       1997       December 31,
ASSETS                              (unaudited)       1996
                                   -----------    -----------
Current assets:
   Cash                              $20,843         $40,954
   Accounts receivable                56,739          64,349
   Inventories                        31,705          23,692
   Other current assets, net           2,707               -
                                    ---------       ---------
   Total current assets              111,994         128,995

 Property and equipment, net         789,985         802,798
                                   ----------      ----------
Total assets                        $901,979        $931,793
                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                  $39,844          $36,798
   Accrued liabilities                22,329           16,780
   Container deposits                 29,623           19,339
   Payable to parent and
    affiliated companies, net        304,193          291,586
                                    ---------        ---------
   Total current liabilities         395,989          364,503

Shareholders' equity:
    Common stock, $.001 par
     value - 10,000,000 shares
     authorized, 2,200,814 and
     2,200,814 shares outstanding      2,201            2,201
   Additional paid-in capital      1,427,982        1,427,982

Accumulated deficit                 (924,193)        (862,893)
                                    ---------        ---------
Total shareholders' equity           505,990          567,290

Total liabilities and
  shareholders' equity              $901,979         $931,793
                                    =========        =========



                      BAYHAWK ALES, INC.

                   Statement of Operations
                         (unaudited)


                              Three Months Ended March 31,
                                    1997          1996
                                  --------        --------
Gross revenues                    $92,652         $55,928
Less: excise taxes                 (5,451)         (4,862)
                                  --------        --------
Net revenues                       87,201          51,066

Cost of revenues                   88,110          93,834
                                  --------        --------

Gross deficit                        (909)        (42,768)

 Selling, general and
   administrative expenses         60,598          66,646
                                  --------       ---------
Loss from operations              (61,507)       (109,414)

Interest income                       207           3,046
Interest expense                        -           4,628
                                 ---------      ----------
Net loss                         $(61,300)      $(110,996)
                                 =========      ==========

Net loss per common share          $(0.03)         $(0.05)
                                 =========      ==========
Weighted average number of
common shares outstanding       2,200,814       2,200,814
                                ---------       ---------




                           BAYHAWK ALES, INC.

                         Statement of Cash Flows

                                    Three Months Ended March 31,
                                         1997           1996
                                       ---------     ----------
Cash flows from operating
activities:
   Net loss                            $(61,300)     $(110,996)
   Reconciliation of net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization        12,813         15,253
    Changes in assets and liabilities:
     Accounts receivable                  7,610        (27,538)
     Inventories                         (8,013)         4,943
     Other current assets                (2,707)        (7,074)
     Accounts payable                     3,046          8,555
     Accrued liabilities and
       container deposits                15,833          1,123
     Payables to parent and
       affiliated companies              12,607          13,985

                                       ---------      ----------
   Net cash used for operating
     activities                         (20,111)       (101,749)

Cash flows from investing activities:
   Purchases of property and equipment        -          (3,584)
                                       ---------      ----------
Net cash used for investing activities        -          (3,584)

Cash flows from financing activities:
   Increase in stock offering costs           -          (4,263)
                                       ---------      ----------
Net cash used for financing
   activities                                 -          (4,263)
                                       ---------      ----------
Net decrease in cash and cash
   equivalents                          (20,111)       (109,596)

Cash and cash equivalents:
   Beginning of period                   40,954         302,247
                                       ---------      ----------
   End of period                        $20,843        $192,651
                                       =========      ==========





                        BAYHAWK ALES, INC.

                   NOTES TO FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The Company's financial statements enclosed herein are unaudited and, because of the seasonal nature of the business and the varying schedule of its special sales efforts, these results are not necessarily indicative of the results to be expected for the entire year. In the opinion of management, the interim financial statements reflect all adjustments, consisting of only normal recurring items which are necessary for a fair presentation of the results for the periods presented. The accompanying financial statements have been prepared in accordance with GAAP and SEC guidelines applicable to interim financial information which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The accompanying financial statements and related notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A.

The Company has recorded significant losses in the quarter ended March 31, 1997 and during the prior year, has negative working capital of $283,995, and has limited access to capital with which to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial doubt as to its ability to continue as a going concern. During the quarter ended March 31, 1997 the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Pending Consolidation note below.


Inventories

Inventories consist of the following:

                                March 31,       December 31,
                                  1997              1996
                             -------------      ------------
Raw materials                $      24,921             9,969
Work-in-process                      3,500             3,484
Finished goods                       3,284            10,239
                             -------------      ------------
                             $      31,705            23,692
                             =============      ============


                      BAYHAWK ALES, INC.

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Property and Equipment

Property and Equipment consists of the following:

                               March 31,        December 31,
                                 1997               1996
                             -------------      ------------
Leasehold improvements       $     277,546      $    277,546
Equipment                          634,523           634,040
Office furniture and equipment       4,161             4,644
                             -------------      ------------

                                   916,230           916,230

Less accumulated depreciation     (126,245)         (113,432)
                            --------------     -------------

                             $     789,985      $    802,798
                            ==============     =============


Shareholders' Equity

The Company is authorized to issue 10 million shares of its common stock. Each share of common stock entitles the holder to one vote. At its discretion, the Board of Directors may declare dividends on share of common stock, although the Board does not anticipate paying dividends in the foreseeable future. In February 1994, the Company received $100,000 from WVI in exchange for 1,249,811 shares of unregistered common stock.

During 1995, the Company sold 948,633 shares of its common stock at $1.65 per share, pursuant to a Regulation A public offering filed with the Securities and Exchange Commission.
Cash proceeds from this offering, net of offering expenses of approximately $235,000, aggregated $1,326,273.


Net Loss Per Share
Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding during the three month periods ended March 31, 1997 and 1996. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.

Stock Incentive and Stock Grant Plans
During 1994, the Board of Directors established a pool of 250,000 shares of the Company's common stock for a stock incentive plan for issuance to employees, consultants, directors, and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.

As of March 31, 1997, options for a total of 75,000 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years. Exercise prices range from $1.20 per share to $1.73 per share with a weighted average exercise price per share of $1.37. No options have been exercised through March 31, 1997. Subsequent to March 31, 1997 all options were repriced to $1.75 per share.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.

Options granted by the Company are expected to be converted to options of the new company expected to be formed in the consolidation of the Company and its affiliates at the same conversion rate as the conversion of common stock discussed in the Pending Consolidation note.

Income Taxes
No benefit for income taxes was recognized for the quarters ended March 31, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At March 31, 1997, the Company had a net operating loss carryforward aggregating approximately $900,000 for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Pending Consolidation note ) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards beginning expiring in 2010.

Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, and Willamette Valley Inc., and Nor'Wester Brewing Company,
Inc.(Nor'Wester), a microbrewery in Oregon; as well as WVI.
Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing
Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as the Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Company president's time.

Related Party Transactions

The Company purchased management and administrative services from WVI at a total cost of $9,609 and $7,275 for the three months ended March 31, 1997 and 1996, respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester.

Strategic Alliance and Cooperative Brewing Agreements
The Company has entered into a Strategic Alliance (the "Alliance") with AAI, Nor'Wester, MHBC, NCBCI, and WVI. Nor'Wester, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of the Alliance is to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'Wester products into new markets. To achieve this goal, each Cooperative Brewer agreed to cooperatively brew Nor'Wester's products, and to support the entry of these products into new markets by facilitating Nor'Wester's access to the Cooperative Brewer's network of distributors. During January, 1997, AAI and MHBC ceased cooperative brewing of Nor'Wester beers.

As a result of the administrative services purchased and loans provided by WVI and the loan received from Nor'Wester, the Company has advances and loans payable to affiliates of $304,193 at March 31, 1997. Because management expects these advances and loan will eventually be eliminated when the proposed merger occurs, as discussed in the Pending Consolidation note, these advances have been classified as current payables to affiliates at March 31, 1997.


BAYHAWK ALES, INC.

NOTES TO FINANCIAL STATEMENTS (Continued)

Commitments
The Company has entered into a fifteen-year operating lease arrangement with two five-year optional renewal terms for its production facility in Irvine, California. Annual payments under the lease are $36,000 (totaling approximately $468,000 over the term of the lease), plus common area charges.

Proposed Merger and Investment by UBA
During the quarter ended March 31, 1997, the Company, along with its affiliates (Nor'Wester, WVI, MHBC and BAI) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Proposed exchange ratios for each of the entities are as follows, based on an average closing price of $2.63 for Nor'Wester's common stock for the 20 trading days immediately preceding execution of the merger:

   Company             Exchange
                       Ratio
   Nor'Wester          1.00000:1
   WVI                 1.99159:1
   AAI                 2.98739:1
   BAI                 1.99159:1
   MHBC                2.98739:1


Following the proposed merger, UBA has proposed to invest $8.63 million in exchange for a 45% equity interest in the new entity, UCB. Of the $8.63 million proposed investment by UBA, $2.75 million is in the form of bridge loans conditionally available to Nor'Wester during the consolidation phase. As of March 31, 1997, $1.5 million has already been loaned to Nor'Wester, the majority of which has been advanced to North Country. At closing, it is anticipated that the bridge loans will be converted into shares of UCB and the remaining $5.88 million cash investment will be made directly in shares of UCB.

All principal and interest related to the bridge loans is secured by the assets of North Country Joint Venture, the Company's wholly-owned subsidiary, and by the Company's ownership interest in North Country Joint Venture.
Repayment of all principal and interest is guaranteed personally by the Company's president.

The closing of the proposed investment remains subject to
(i) approval by the shareholders of each of the companies,
(ii) achievement of certain operating results at each of the breweries, (iii) maintenance of certain operating conditions and covenants, including that there shall be no material adverse change in the businesses of the affiliated breweries taken as a whole, (iv) approval by federal and state liquor control agencies, (v) registration with the U.S. Securities and Exchange Commission of UCB shares to be exchanged in the merger, (vi) extension of Nor'Wester's $1 million revolving line of credit through September 30, 1997 and the lender shall have waived any defaults under the line of credit agreement and the line of credit shall have been converted to a term loan and (vii) such other customary conditions for transactions of this type.

Immediately following the proposed investment by UBA, UBA would own 45% and the Company's president would own 10% of UCB. The public shareholders of Nor'Wester, WVI, and subsidiaries would own the remaining 45% of UCB.

Impact of Recent Accounting Prounouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129")which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Subsequent Events

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in the Proposed Merger note. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-QSB contains forward-looking information within the meaning of the Private Securities Litigation Reform Act of 1995. This forward-looking information involves risks and uncertainties that are based on current expectations, estimates and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition, changes in distributor relationship or performance, successful completion of the planned consolidation of the Affiliated Companies, and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB. In addition, such statements could be affected by general industry and market conditions and growth rates, and general domestic economic conditions.


Results of Operations

Three Months Ended March 31, 1997

Gross Revenues
Gross revenues from beer and retail products totaled $92,652 for the quarter ended March 31, 1997 and $55,928 for the quarter ended March 31, 1996, an increase of 66%. The increase in revenues is primarily a result of increased share in Southern and Northern California beer markets. This increase in sales, however, is not sufficient for the Company to become self-sustaining in the near term.

The Company's brewery currently has an annual production capacity of 10,000 barrels. The Company sold 745 barrels and 602 barrels during the quarter ended March
31, 1997 and 1996 respectively.


Excise Taxes
Excise taxes were $5,451 (5.9% of gross revenues) for the three months ended March 31, 1997 compared to $4,862 (8.7% of gross revenues) for the same period in 1996.

Cost of Revenues
Cost of goods revenues totaled $88,110 (101% of net revenues) for the quarter ended March 31, 1997 compared to $93,834 (184% of net revenues) for the quarter ended March 31, 1996. The high cost of goods sold as a percentage of net revenues for each of the respective quarters is due primarily to the disproportionate cost of production for goods sold during periods when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased to $60,598 (69% of net revenues) for the quarter ended March 31, 1997 from $66,646 (130% of net revenues) for the quarter ended March 31, 1996. The decrease in SG&A expenses is primarily attributable to cost cutting measures designed to lower selling, general and administrative expenses in light of continued operating losses.


Liquidity and Capital Resources

Cash and cash equivalents decreased $20,111 to $20,843 at March 31, 1997 from December 31, 1996. The decrease is primarily a result of operating losses incurred during the quarter.

The Company's working capital deficit was $283,995 at March
31, 1997 and $235,508 at December 31, 1996. The decrease in working capital reflects the use of funds to support the Company's operations, including efforts to expand its markets. The Company's cash and cash equivalents have decreased by 49% ($20,111) from December 31, 1996 to March 31, 1997 primarily as a result of payments to trade creditors and payment of payroll related expenses. At March 31, 1997 the Company had payables to affiliates of $304,193 which comprise 77% of the Company's current liabilities. The payables are classified as current because management expects to pay these in cash or eliminate them in consolidation upon the anticipated closing of the investment transaction with UBA discussed below.

The Company made no capital investments during the quarter ended March 31, 1997.

The Company's management believes that projected income from operations is not sufficient to meet the Company's cash needs over the next twelve months. The Company's independent accountants expressed substantial doubt as to the Company's ability to continue as a going concern in their report on the Company's 1996 financial statements.

In September 1996, to address the liquidity and capital resources concerns of the Company and certain of its affiliated breweries, the Company's parent WVI and its affiliate Nor'Wester,entered into a non-binding letter of intent with The UB Group of Bangalore, India setting forth the proposed terms of The UB Group's possible investment of $9.0 million in cash and certain intangible consideration including the grant of an exclusive right to manufacture The UB Group's Kingfisher brand beer for sale in North America and The UB Group's provision of certain management and technical services to the alliance of craft breweries controlled by WVI and the Company. Under the terms of the letter of intent, The UB Group's investment would be made in the resulting entity following a proposed consolidation of the Craft Brewing Alliance comprised of Nor'Wester and
Nor'Wester's subsidiary, North Country Joint Venture, located in Saratoga Springs, New York.; WVI and WVI's subsidiaries-- Mile High Brewing Company, Inc., located in Denver Colorado, Bayhawk Ales, Inc., located in Irvine, California, and Aviator Ales, Inc. located in Woodinville, Washington.

The closing of the possible investment remains subject to
(i) The UB Group's completion of satisfactory due diligence,
(ii) negotiation and execution of a definitive investment agreement between the parties, (iii) approval by the boards of directors and shareholders of each of the Company, WVI, Nor'Wester and their respective subsidiaries, (iv) registration with the U.S. Securities and Exchange Commission of shares in the resulting entity following consolidation which will be exchanged in the merger, and (v) such other customary conditions for transactions of this type.

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $1,900,000 through May 15, 1997 to sustain and grow their brewing operations. The UB
Group has also indicated it may, at its discretion to provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

Subsequent to March 31, 1997, in light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed above. The renegotiation will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined. Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.

If, for any reason, the proposed consolidation and investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed.
There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to the Company. The Company's inability to obtain additional capital would result in a material adverse effect on the Company's business and results of operations.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

 (a) Exhibit 1 - Definitive Investment Agreement press release dated January 30, 1997.

(b) Reports on Form 8-K:

On January 30, 1997, the Company filed a Form 8-K in connection with its execution of a definitive investment agreement with United Breweries of America, Inc., an affiliate of the UB
Group of Bangalore, India. Under terms of the agreement, UBA will invest approximately $9 million in cash in exchange for a 45% equity interest in a new entity comprised of the consolidated businesses of Nor'Wester, North Country Brewing Company, LLC., Willamette Valley, Inc., Microbreweries across America and its affiliates - Aviator Ales, Inc.,
Bayhawk Ales, Inc., Mile High Brewing Company, Inc.  The
Form 8-K set forth the terms and conditions of the proposed investment as outlined in the letter of intent ,and included as exhibits copies of the letter of intent dated September 26, 1996 and a January 30, 1997 press release relating to the matter.

Exhibit 1


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.



Date:   May 20, 1997  	By _____________________
                        Dave Voorhies
                        General Manager



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.




Date:  May 20, 1997     By /s/ Dave Voorhies
                        Dave Voorhies
                        General Manager