Form 10QSB/A
period 1997-03-31
BAYHAWK ALES INC
filed 1997-08-12
CIK 927913

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                         Amendment #2
                   _________________________

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
                                    =========        =========



                      BAYHAWK ALES, INC.

                   Statement of Operations
                         (unaudited)


                              Three Months Ended March 31,
                                    1997          1996
                                  --------        --------
Gross revenues                    $92,652         $55,928
Less: excise taxes                 (5,451)         (4,862)
                                  --------        --------
Net revenues                       87,201          51,066

Cost of revenues                   88,110          93,834
                                  --------        --------

Gross deficit                        (909)        (42,768)

 Selling, general and
   administrative expenses         60,598          66,646
                                  --------       ---------
Loss from operations              (61,507)       (109,414)

Interest income                       207           3,046
Interest expense                        -           4,628
                                 ---------      ----------
Net loss                         $(61,300)      $(110,996)
                                 =========      ==========

Net loss per common share          $(0.03)         $(0.05)
                                 =========      ==========
Weighted average number of
common shares outstanding       2,200,814       2,200,814
                                ---------       ---------




                           BAYHAWK ALES, INC.

                         Statement of Cash Flows

                                    Three Months Ended March 31,
                                         1997           1996
                                       ---------     ----------
Cash flows from operating
activities:
   Net loss                            $(61,300)     $(110,996)
   Reconciliation of net loss
    to net cash provided by
    operating activities:
    Depreciation and amortization        12,813         15,253
    Changes in assets and liabilities:
     Accounts receivable                  7,610        (27,538)
     Inventories                         (8,013)         4,943
     Other current assets                (2,707)        (7,074)
     Accounts payable                     3,046          8,555
     Accrued liabilities and
       container deposits                15,833          1,123
                                       ---------      ----------
   Net cash used for operating
     activities                         (32,718)       (115,734)

Cash flows from investing activities:
   Purchases of property and equipment        -          (3,584)
                                       ---------      ----------
Net cash used for investing activities        -          (3,584)

Cash flows from financing activities:
Payables to parent and
       affiliated companies              12,607          13,985
   Increase in stock offering costs           -          (4,263)
                                       ---------      ----------
Net cash used for financing
   activities                            12,607           9,722
                                       ---------      ----------
Net decrease in cash and cash
   equivalents                          (20,111)       (109,596)

Cash and cash equivalents:
   Beginning of period                   40,954         302,247
                                       ---------      ----------
   End of period                        $20,843        $192,651
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

The Company is a development stage company established to produce and sell hand-crafted ales in the State of California. From the date inception (February 14, 1994) trough March 31, 1997, the Company's efforts have been directed primarily toward organizing and issue a public offering of shares of its common stock, building and equipping its brewery, and developing a marketable beer.

The accompanying financial statement have been prepared assuming the Company will continue as a going concern. The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $283,995 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among other, raise substantial doubt as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or unutilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.



                    BAYHAWK ALES, INC.

            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Renegotiation of Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions with the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies are in the process of renegotiating the terms of the UBA investment discussed in the Proposed Merger note. The renegotiating will reflect a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation.
It is anticipated that the $2.75 million bridge loan will not be reduced. The existing shareholders in the affiliated companies would retain a 60% interest in UCB. The exact distribution of ownership interests among shareholders of the affiliated companies has not yet been determined.
Management will soon seek Board approval by each of the affiliated companies of any renegotiated terms. Failure of the parties to reach a mutually agreeable renegotiated investment agreement could lead to a loss of the bridge loans and the remainder of the UBA investment which would materially and adversely affect the Company's financial condition and results of operations. There can be no assurance that the proposed merger will be completed or that the Company will obtain the capital needed to sustain operations.


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

Following execution of the letter of intent, The UB Group has provided the WVI/Nor'Wester alliance of craft breweries with bridge loans in the amount of $1,900,000 through May 15, 1997 to sustain and grow their brewing operations. The UB
Group has also indicated it may, at its discretion to provide additional bridge loans or guarantees on bank loans in such amounts and at such times as are necessary to sustain the breweries' operations until completion of the planned consolidation and 2closing of the investment. There can be no assurances that additional bridge loans will be made by The UB Group, that an equity investment by The UB Group will ultimately be made or, if made, the final terms of such investment.

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