Form 10QSB
period 1997-06-30
BAYHAWK ALES INC
filed 1997-08-13
CIK 927913

============================================================
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                   _________________________

                         FORM 10-QSB
                   _________________________

 Quarterly Report Pursuant to Section 13 or 15 (d) of the
                Securities Exchange Act of 1934

            For the Quarter Ended June 30, 1997

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

      Number of shares of common stock outstanding as of
                        June 30, 1997:

                2,200,814 shares, $.001 par value
============================================================
                        BAYHAWK ALES, INC.


                       INDEX TO FORM 10-QSB

============================================================
Part I - FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year.


Item 1 -- Financial Statements

Balance Sheet - June 30, 1997 and December 31, 1996. . .

Statement of Operations - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . . . .  . . . .

Statement of Cash Flows - Three Months Ended and Six
Months Ended June 30, 1997 and 1996 . . . .. . . . . . .


Notes to Financial Statements. . . . . . . . . .. . . . .

Item 2 -- Management's Discussion and Analysis of
   Financial Condition and Results of Operations . .  . .

Part II - OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K . . . . . . . .

Signatures . . . . . . . . . . . . . . . . . . . . . . . .



Item 1 -- Financial Statements

                             BAYHAWK ALES, INC.
                       (A Development Stage Company)

                              Balance Sheet
                                      June 30,
                                        1997            December 31,
ASSETS                               (unaudited)            1996
                                    -------------       ------------
Current assets:
Cash and cash equivalents           $     28,604        $    40,954
Accounts receivable                       73,945             64,349
Inventories                               21,351             23,692
Other current assets, net                 20,648                  -
                                    -------------       ------------
Total current assets                     144,548            128,995

Property and equipment, net              781,100            802,798
                                    -------------       ------------
Total assets                        $    925,648        $   931,793
                                    =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                    $     39,935        $    36,798
Accrued liabilities                       22,467             16,780
Container deposits                        47,159             19,339
Payable to parent and affiliated
companies, net                           336,312            291,586
                                    -------------       ------------
Total current liabilities                445,873            364,503

Shareholders' equity:
Common stock, $.001 par value
  - 10,000,000 shares authorized,
  2,200,814 and 2,200,814 shares
  outstanding                              2,201              2,201
Additional paid-in capital             1,427,982          1,427,982

Deficit accumulated during the
  development stage                     (950,408)          (862,893)
                                    -------------       ------------
Total shareholders' equity               479,775            567,290

Total liabilities and shareholders'
  equity                            $    925,648        $   931,793
                                    ============        ============




                                     BAYHAWK ALES, INC.
                               (A Development Stage Company)

                                  Statement of Operations
                                       (unaudited)

                           Three Months Ended June 30     Six Months Ended June 30,
                               1997          1996             1997          1996
                           ------------  ------------     ------------  ------------
Gross revenues             $   102,297   $   184,178      $   194,950   $   240,106
Less: excise tax                 9,556        20,333           20,602        25,195
                           ------------  ------------     ------------  ------------
Net revenues                    92,741       163,845          174,348       214,911

Cost of sales                   63,651       113,697          146,167       207,532
                           ------------  ------------     ------------  ------------

Gross profit (deficit)          29,090        50,148           28,181         7,379

Selling, general and
   administrative expenses      55,427       112,281          116,024       178,927
                           ------------  ------------     ------------  ------------

Loss from operations           (26,337)      (62,133)         (87,843)     (171,548)

Interest income                    121         1,318              328         4,364
Interest expense                   -          (6,806)             -         (11,433)
                           ------------  ------------     ------------  ------------

Net income (loss)          $   (26,216)  $   (67,621)     $   (87,515)  $  (178,617)
                           ============  ============     ============  ============

Net loss per common share  $     (0.01)  $     (0.03)     $     (0.04)  $     (0.08)
                           ============  ============     ============  ============

Weighted average number of
common shares outstanding    2,200,814     2,200,814        2,200,814     2,200,681
                           ============  ============     ============  ============


                             BAYHAWK ALES, INC.
                       (A Development Stage Company)

                          Statement of Cash Flows

                                        Six Months Ended June 30,
                                         1997               1996
                                    -------------       ------------
Cash flows from operating activities:
Net loss                            $    (87,515)       $  (178,617)
Reconciliation of net loss to
   net cash provided
   by operating activities:
   Depreciation and amortization          21,698             29,027
   Changes in assets and liabilities:
      Accounts receivable                 (9,596)           (88,026)
      Inventories                          2,341            (21,148)
      Other current assets               (20,648)                93
      Other non-current assets               -              (25,625)
      Accounts payable                     3,137             53,385
      Accrued liabilities and
        container deposits                33,507             33,886
                                    -------------       ------------

Net cash used for operating
   activities                            (57,076)          (197,025)

Cash flows from investing activities:
Purchases of property and equipment          -              (12,208)
Sale of asset                                -               74,250
                                    -------------       ------------

Net cash used for investing
   activities                                -               62,042

Cash flows from financing activities:
Stock offering costs                         -              (17,067)
Net proceeds from stock offerings            -               12,804
Borrowings from (repayments to)
   parent and affiliated company          44,726            (56,216)
                                    -------------       ------------

Net cash (used) provided by
   financing activities                   44,726            (60,479)
                                    -------------       ------------

Net increase (decrease) in cash
   and cash equivalents                  (12,350)          (195,462)

Cash and cash equivalents:
Beginning of period                       40,954            302,247
                                    -------------       ------------

End of period                       $     28,604        $   106,785
                                    =============       ============



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

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (i) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry, (v) use available bridge loans from a proposed investor (see Proposed Merger note) to fund operations until new strategies result in positive cash flows and improved profitability, and; (vi) use proceeds from the disposition of duplicative and/or under utilized assets created by the proposed merger. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

As part of the plan, the Company entered into an investment agreement to be merged with other affiliated companies and convert its stock into shares of a new publicly traded entity as discussed in the Proposed Merger note.

Inventories

Inventories consist of the following:

                               June 30,          December 31
                                1997                1996
                              -----------        -----------
Raw Materials                 $   10,528          $   9,969
Work-in-process                    6,300              3,484
Finished goods                     2,725              4,672
Retail inventory                   1,798              5,567
                              -----------        -----------
                              $   21,351          $  23,692
                              ===========        ===========

Property and Equipment

Property and Equipment consists of the following:

                               June 30,          December 31
                                1997                1996
                              -----------        -----------
Leasehold improvements        $  277,546          $ 277,546
Equipment                        634,040            634,040
Office furniture and equipment     4,644              4,644
                              -----------        -----------
                              $  916,230          $ 916,230
Less accumulated depreciation   (135,130)          (113,432)
                              -----------        -----------
                              $  781,100          $ 802,798
                              ===========        ===========

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

Net Loss Per Share

Net loss per common share is calculated based on the weighted average number of common shares and common share equivalents outstanding. Outstanding options to purchase shares of the Company's common shares have not been included in the calculations as their effect would be anti-dilutive.

Stock Incentive and Stock Grant Plans

During 1994, the Board of Directors established a pool of 250,000 shares of the Company's common stock for a stock incentive plan for issuance to employees, directors and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

As of June 30, 1997, options for a total of 75,000 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years and were repriced during the second quarter of 1997 to $1.75 per share. As of June 30, 1997 no options had been exercised.

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

Income Taxes

No benefit for income taxes was recognized for the six months or three months ended June 30, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At June 30, 1997, the Company had a net operating loss carryforward aggregating approximately $950,000 for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company undergoes the ownership change anticipated by management (see Proposed
Merger note) or fails to meet continuity of business requirements defined by the Internal Revenue Code. The
Company's net operating loss carryforwards beginning expiring in 2010.

Related Parties

Nature of related parties
The Company's president, Jim Bernau, partially owns and controls Willamette Valley Vineyards (WVV), a winery in Oregon, Willamette Valley Inc. (WVI) and Nor'Wester Brewing Company, Inc.(Nor'Wester), a microbrewery in Oregon. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); Bayhawk Ales, Inc. (BAI); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of the Mr. Bernau's time.

Related Party Transactions

The Company purchased management and administrative services from WVI at a total cost of $7,039 and $12,825 for the six months ended June 30, 1997 and 1996, respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester.

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

As a result of the administrative services purchased and loans provided by WVI and the loan received from Nor'Wester, the Company has advances and loans payable to affiliates of $336,312 at June 30, 1997. Because management expects these advances and loan will eventually be eliminated when the proposed merger occurs, as discussed in the Proposed Merger note, these advances have been classified as current payables to affiliates at June 30, 1997.

Commitments

The Company has entered into a fifteen-year operating lease arrangement with two five-year optional renewal terms for its production facility in Irvine, California. Annual payments under the lease are $36,000 (totaling approximately $468,000 over the term of the lease), plus common area charges.

Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies re-negotiated the terms of the original UBA investment discussed in Form 10KSB/A for the year ended 1996 and Form 10QSB/A for the quarter ended March 31, 1997. The renegotiation reflects a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash to be invested by UBA to $5.5 million and a reduction of UBA's percentage ownership position in UCB to 40% following consolidation. The Company and its affiliates (Nor'Wester, WVI, AAI and MHB) entered into an investment agreement with United Breweries of America, Inc. (UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provides for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers
(UCB). This proposed merger will result in the issuance of newly registered shares of UCB common stock in exchange for shares of Nor'Wester, WVI and its subsidiaries. The merger and share exchange will require approval by the Boards of Directors and shareholders of each of the entities. Following the merger, all shareholders in the Nor'Wester /WVI alliance will hold shares in UCB, a company which is intended to be listed for trading on the Nasdaq National Market system under the symbol ALES. Shares of Nor'Wester, WVI, AAI, BAI, and MHB outstanding at the effective time of each merger (other than shares of Aviator common stock, Bayhawk common stock and Mile High common stock owned by
WVI) will be converted into the right to receive 0.3333333, 0.0785714, 0.0523809, 0.0785714 and 0.0523809 shares, respectively, of UCB common stock.

Impact of Recent Accounting Pronouncements

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

Subsequent Events

Final adoption of the Proposed Merger and Investment is subject to approval by shareholder vote scheduled to take place at the Company's annual shareholder meeting on August
25, 1997, shareholder approval by vote for each of the Company's affiliates (Nor'Wester, WVI, AAI and MHB) also scheduled to be held on August 25, 1997 and other closing conditions contained within the Investment Agreement.


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

Results of Operations

Three Months Ended June 30, 1997 Compared to Three Months
Ended June 30, 1996

Gross Revenues

Gross revenues from beer and retail products totaled
$102,297 for the quarter ended June 30, 1997 compared to gross revenues of $184,178 during the same quarter in 1996, resulting in a 44% decline in gross revenues. The drop in gross revenues is primarily due to the elimination of brewing activity under the cooperative brewing agreement between the Company and Nor'Wester and fewer sales of its own products in the Southern and Northern California beer markets. The overall sales performance during the quarter ended June 1997 gives question to Bayhawk's ability to become self-sustaining in the near term.

Bayhawk's brewery currently has an annual production capacity of 10,000 barrels. Bayhawk sold 667 barrels and 1,605 barrels during the quarter ended June 30, 1997 and 1996 respectively.

Excise Taxes

Excise taxes were $9,556 (9% of gross revenues) for the three months ended June 30, 1997 compared to $20,333 (11% of gross revenues) for the same period in 1996.

Cost of Revenues

Cost of goods sold totaled $63,651 (69% of net revenues) for the three months ended June 30, 1997 compared to $113,697 (69% percent of net revenues) for the three months ended June 30, 1996. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased to $55,427 (60% of net revenues) for the three months ended June 30, 1997 from $112,281 (68% of net revenues) for the three months ended June 30, 1996. SG&A expenses reflect operating management and administrative services provided by Bayhawk's parent, WVI, as well as direct charges such as the general manager's salary and advertising expenses. The decrease in SG&A expenses is primarily attributable to implementation of expense controls and reduction of staff in an effort to minimize SG&A expenses.

Six Month Ended June 30, 1997 compared to Six Months Ended
June 30, 1996

Gross Revenues

Gross revenues from beer and retail products totaled $194,950 for the year ended June 30, 1997 compared to gross revenues of $240,106 for the year ended June 30, 1996, resulting in a 19% decline in gross revenues. The drop in gross revenues is primarily due to the elimination of brewing activity under the cooperative brewing agreement between the Company and Nor'Wester and fewer sales of its own products in the Southern and Northern California beer markets. The overall sales performance for the year ended June 1997 gives question to Bayhawk's ability to become self-sustaining in the near term.

Excise Taxes

Excise taxes were $20,602 (11% of gross revenues) for the six months ended June 30, 1997 compared to $25,195 (11% of gross revenues) for the same period in 1996.

Cost of Revenues

Cost of goods sold totaled $146,167 (84% of net revenues) for the six months ended June 30, 1997 compared to $207,532 (97% percent of net revenues) for the six months ended June 30, 1996. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased to $116,024 (67% of net revenues) for the six months ended June 30, 1997 from $178,927 (83% of net revenues) for the six months ended June 30, 1996. SG&A expenses reflect operating management and administrative services provided by Bayhawk's parent, WVI, as well as direct charges such as the general manager's salary and advertising expenses. The decrease in SG&A expenses is primarily attributable to implementation of expense controls and reduction of staff in an effort to minimize SG&A expenses.

Net Loss

Net loss was $87,515 for the six months ended June 30, 1997 from $178,617 for the six months ended June 30, 1996 as a result of the individual line items discussed above.

Liquidity and Capital Resources

Bayhawk had cash and cash equivalents at June 30, 1997, and June 30, 1996 of $28,604 and $40,954, respectively. Changes in cash and cash equivalents for the six months ended June
30, 1997, primarily consisted of cash used in operating activities of $57,076 offset by borrowings from affiliates of $44,726.

Bayhawk's working capital deficit at June 30, 1997 and June
30, 1996 was $301,125 and $235,508, respectively. At June
30, 1997, the current ratio was .32:1 and .35:1, respectively.

Accounts payable at June 30, 1997 and June 30, 1996 were
$39,935 and 36,798, respectively.

At June 30, 1997, Bayhawk had payables to WVI and to other affiliated companies of $336,312 which accounts for 75% of Bayhawk's current liabilities. The payables to affiliates consist primarily of advances by WVI to construct Bayhawk's brewery. Management expects that the payables to affiliates will be eliminated upon completion of the Consolidation.

On November 30, 1995, Bayhawk issued a note to WVI for the balance of funds loaned by WVI to construct, equip and operate Bayhawk's brewery. The note, which had a principal balance of $250,188 at June 30, 1997 is secured by all of Bayhawk's assets. Because of the pending Consolidation, management does not expect to repay the loan or advances. Instead, the loan and advances are being considered in determining the purchase price and stock conversion ratios being used in the Consolidation.

Bayhawk requires significant capital to continue its operations. However, Bayhawk has very little capital resources, has insufficient operating results to obtain a bank line of credit and WVI, Bayhawk's parent, does not currently have adequate resources to support Bayhawk's operations. Bayhawk's management believes that current working capital together with projected income from operations is not sufficient to meet the cash needs of Bayhawk's operating subsidiaries through the end of 1997. Bayhawk's independent accountants expressed substantial doubt as to Bayhawk's ability to continue as a going concern in their report on Bayhawk's 1996 consolidated financial statements.

To address recent losses and the need for working capital, Bayhawk and its parent, WVI, have developed and are in the process of implementing plans designed to sustain operations until profitability is reached. In particular, Bayhawk has taken steps to: (i) implement a more focused marketing and sales plan designed to increase sales on a regional basis;
(ii) significantly reduce or eliminate cooperative brewing arrangements with affiliates which proved to be inefficient and costly; (iii) negotiate with past-due creditors for extended terms and payment plans and to allow for the possibility of obtaining debt financing; (iv) hire and retain highly qualified employees familiar with the brewing industry; (v) use bridge loans from UBA to fund operations until the Investment closes; and (vi) sell duplicate and/or under utilized assets created by the Consolidation for cash.

While management believes these plans will sustain Bayhawk's operations through June 30, 1998, no assurance can be given that these plans will provide the necessary revenue and profits to sustain Bayhawk's through that period. If, for any reason, the Investment does not occur, alternative sources of debt financing and/or equity capital would have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to Bayhawk. Bayhawk's inability to obtain additional capital would result in a material adverse effect on Bayhawk's business and results of operations.

Furthermore, assuming the Investment closes, UCB will be dependent upon the receipt of additional debt or equity financing to sustain operations of the Company until revenues are sufficiently increased and costs controlled to enable them to achieve positive cash flow and profitability. No assurance can be given that additional debt or equity financing will be available on terms acceptable to UCB or at all. Failure to obtain additional financing would have a material adverse effect on the operations and financial condition of the Company.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits: None.

   (b) No reports were filed on Form 8-K during the quarter which this report is filed.


                            SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.



Date:   August 14, 1997  By _____________________
                            Dave Voorhies
                            General Manager



SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BAYHAWK ALES, INC.




Date:  August 14, 1997     By /s/ Dave Voorhies
                        Dave Voorhies
                        General Manager