Form 10QSB
period 1997-09-30
BAYHAWK ALES INC
filed 1997-11-13
CIK 927913

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ______________________________

                                  FORM 10-QSB
                         ______________________________

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1997

                       Commission File Number 33-82208-LA

                               BAYHAWK ALES, INC.

               (Exact name of registrant as specified in charter)


           Delaware                                       33-0606860
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)

                         ______________________________

                           2000 Main Street - Suite A
                            Irvine, California 92714
                                 (714) 442-7565

              (Address, including Zip code, and telephone number, including area code, or registrant's principal executive offices)

                         ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.            [X] YES  [_] NO


Transitional Small Business Disclosure Form   [_] YES  [X] NO

Number of shares of common stock outstanding as of September 30, 1997:
2,200,814 shares, $.001 par value
===============================================================================

                               BAYHAWK ALES, INC.

                              INDEX TO FORM 10-QSB

================================================================================
Part I- FINANCIAL INFORMATION

The information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal, recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-KSB/A. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year.

 Item 1 - Financial Statements

          Balance Sheet - September 30, 1997 and December 31, 1996........   3

          Statement of Operations - Three Months Ended and Nine Months
               Ended September 30, 1997 and 1996..........................   4

          Statement of Cash Flows - Three Months Ended and Nine Months
               Ended September 30, 1997 and 1996..........................   5

          Notes to Financial Statements...................................   6

 Item 2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................  11

Part II - OTHER INFORMATION

 Item 4 - Submission of Matters to a Vote of Security Holders.............  15

 Item 6 - Exhibits and Reports on Form 8-K................................  15

Signatures................................................................  16


   Item 1

                              BAYHAWK ALES, INC.
                         (A Development Stage Company)

                                 Balance Sheet


                                                                          September 30,
                                                                              1997                 December 31,
                                                                          (unaudited)                  1996
                                                                          -------------           -------------
ASSETS

Current assets:
     Cash and cash equivalents                                            $   16,427              $   40,954
     Accounts receivable                                                      80,644                  64,349
     Inventories                                                              23,288                  23,692
     Other current assets, net                                                20,205                       -
                                                                          ----------              ----------
     Total current assets                                                    140,564                 128,995

Property and equipment, net                                                  770,251                 802,798
                                                                          ----------              ----------
Total assets                                                              $  910,815              $  931,793
                                                                          ==========              ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $   50,065              $   36,798
     Accrued liabilities                                                      22,630                  16,780
     Container deposits                                                       65,047                  19,339
     Payable to parent and affiliated companies, net                         336,195                 291,586
                                                                          ----------              ----------
     Total current liabilities                                               473,937                 364,503

Note payable to parent company

Shareholders' equity:
     Common stock, $.001 par value - 10,000,000 shares
       authorized, 2,200,814 and 2,200,814 shares outstanding                  2,201                   2,201
     Additional paid-in capital                                            1,427,982               1,427,982

Deficit accumulated during the development stage                            (993,305)               (862,893)
                                                                          ----------              ----------
Total shareholders' equity                                                   436,878                 567,290
                                                                          ----------              ----------
Total liabilities and shareholders' equity                                $  910,815              $  931,793
                                                                          ==========              ==========

                               BAYHAWK ALES, INC.
                         (A Development Stage Company)

                            Statement of Operations
                                  (unaudited)

                               Three Months Ended September 30,        Nine Months Ended September 30,
                               ---------------------------------       -------------------------------
                                   1997                1996                1997                1996
                               -----------         ------------        ------------         ----------
Gross revenues                  $   93,332           $  145,497          $  288,282         $  385,603
Less:  excise tax                    8,364               10,849              28,966             36,043
                                ----------           ----------          ----------         ----------
Net revenues                        84,968              134,648             259,316            349,560

Cost of sales                       77,237              106,531             223,404            314,064
                                ----------           ----------          ----------         ----------

Gross profit (deficit)               7,731               28,117              35,912             35,496

Selling, general and
   administrative expenses          50,740              108,822             166,770            287,749
                                ----------           ----------          ----------         ----------

Loss from operations               (43,009)             (80,705)           (130,858)          (252,253)

Interest income                        112                  922                 440              5,286
Interest expense                         -               (6,516)                  -            (17,948)
                                ----------           ----------          ----------         ----------

Net income (loss)               $  (42,897)          $  (86,299)         $ (130,418)        $ (264,915)
                                ==========           ==========          ==========         ==========

Net loss per common share       $    (0.02)          $    (0.04)         $    (0.06)        $    (0.12)
                                ==========           ==========          ==========         ==========

Weighted average shares of
   common shares outstanding     2,200,814            2,200,814           2,200,814          2,200,725
                                ----------           ----------          ----------         ----------

                               BAYHAWK ALES, INC.
                         (A Development Stage Company)

                            Statement of Cash Flows

                                                              Nine Months Ended September 30, 1997
                                                                 1997                     1996
                                                              ---------                 ---------
Cash flows from operating activities:
   Net loss                                                   $(130,418)                $(264,915)
Reconciliation of net loss to net cash provided
   by operating activities:
      Depreciation and amortization                              32,547                    35,500
      Changes in assets and liabilities:
          Accounts receivable                                   (16,295)                  (47,479)
          Inventories                                               404                    (1,066)
          Other current assets                                  (20,205)                    1,478
          Other non-current assets                                    -                   (25,899)
          Accounts payable                                       13,267                    10,883
          Accrued liabilities and container deposits             51,564                    46,494
          Payable to parent and affiliated companies                  -                    43,235
                                                              ---------                 ---------
   Net cash used for operating activities                       (69,136)                 (201,769)

Cash flows from investing activities:
   Purchases of property and equipment                                -                   (12,847)
   Sale of asset                                                      -                    74,250
                                                              ---------                 ---------
   Net cash used for investing activities                             -                    61,403

Cash flows from financing activities:
   Stock offering costs                                               -                         -
   Net proceeds from stock offerings                                  -                    (4,263)
   Borrowings from (repayments to) parent and
     affiliated company                                          44,609                   (91,374)
                                                              ---------                 ---------
Net cash (used) provided by financing activities                 44,609                   (95,637)
                                                              ---------                 ---------

Net increase (decrease) in cash and cash equivalents            (24,527)                 (236,003)

Cash and cash equivalents:
   Beginning of period                                           40,954                   302,247
                                                              ---------                 ---------
   End of period                                              $  16,427                 $  66,244
                                                              =========                 =========

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

The company is a development stage company established to produce and sell handcrafted ales in the State of California. From the date of inception (February 14, 1994) through March 31, 1997, the Company's efforts have been directed primarily toward organizing and issue a public offering of shares of its common stock, building and equipping its brewery, and developing a marketable beer.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage company which has a limited and unprofitable operating history, has negative working capital of $333,373 and has limited access to capital to fund future operations. There can be no assurance that the Company will produce and sell its products on a profitable basis to sustain operations. Such factors, among others, raise substantial double as to the Company's ability to continue as a going concern.

In light of significant losses and negative working capital the Company has developed and is implementing plans for the continuation of the business. In particular, the Company has taken steps to: (I) reduce or eliminate cooperative brewing arrangements which proved to be inefficient and costly; (ii) eliminate national roll-out programs in favor of stepped-up regional sales and marketing efforts; (iii) negotiate with past due creditors which could involve extended terms and payment plans; (iv) hire and retain high-quality employees familiar with the brewing industry and; (v) use available bridge loans from potential investors to fund operations until new strategies result in positive cash flows and improved profitability. Management believes these plans will result in the Company sustaining operations as a going concern for the next 12 months.

                               BAYHAWK ALES, INC.

Inventories

Inventories consist of the following:

                                                      September 30,                  December 31,
                                                          1997                           1996
                                                      -------------                  ------------
                Raw Materials                           $  10,528                     $   9,969
                Work-in-process                             6,300                         3,484
                Finished goods                              2,725                         4,672
                Retail inventory                            3,735                         5,567
                                                        ---------                     ---------
                                                        $  23,288                     $  23,692
                                                        =========                     =========

Property and Equipment

Property and Equipment consists of the following:


                                                      September 30,                  December 31,
                                                          1997                           1996
                                                      -------------                  ------------
                Leasehold improvements                  $ 277,546                     $ 277,546
                Equipment                                 634,040                       634,040
                Office furniture and equipment              4,644                         4,644
                                                        ---------                     ---------
                                                        $ 916,230                     $ 916,230
                Less accumulated depreciation            (145,979)                    $(113,432)
                                                        ---------                     ---------
                                                        $ 770,251                     $ 802,798
                                                        =========                     =========

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


Stock Incentive and Stock Grant Plans

During 1994, the Board of Directors established a pool of 250,000 share of the Company's common stock for a stock incentive plan for issuance to employees, directors and consultants of the Company pursuant to the exercise of stock options granted under the plan or stock grants or stock sales. Administration of the plan, including determination of the number of shares to be issued, the term of exercise of any option, the option exercise price, and type of options to be granted, lies with the Board of Directors or a duly authorized committee of the Board of Directors.

As of September 30, 1997, options for a total of 75,000 shares have been awarded, net of cancellations. Options have vesting periods ranging from five years to ten years and were re-priced during the second quarter of 1997 to $1.75 per share. As of September 30, 1997 no options had been exercised.

No compensation expense has been recorded as a result of granting any of the options as all such options were granted with an exercise price equal to the market price on the date of grant.


Income Taxes

No benefit for income taxes was recognized for the nine months or three months ended September 30, 1997 and 1996 in the accompanying statement of operations as there can be no assurance that the Company will generate taxable income in the future against which such benefits could be realized.

At September 30, 1997, the Company had a net operating loss carryforward aggregating approximately $993,305 for federal income tax purposes, which may be used to offset future taxable income, if any. The annual utilization of this carryforward may be limited if the Company fails to meet continuity of business requirements defined by the Internal Revenue Code. The Company's net operating loss carryforwards begin expiring in 2010.

                               BAYHAWK ALES, INC.

Related Parties


Nature of related parties

The Company's president, Jim Bernau, partially owns and controls Willamettte Valley Vineyards (WVV), a winery in Oregon, Willamette Valley, Inc. (WVI) and Nor'Wester Brewing Company, Inc. (Nor'Wester), a microbrewery in Oregon. Additionally, Mr. Bernau is the president of each of the following subsidiaries of WVI: Aviator Ales, Inc. (AAI); Mile High Brewing Company (MHBC); and North Country Brewing Company, Inc. (NCBCI); development stage companies located in Washington, Colorado and California, respectively. Mr Bernau was president of Bayhawk Ales, Inc. (BAI) until he resigned on September 12, 1997. As a result of certain arrangements between the Company and its affiliates, as well as Mr. Bernau's positions with and/or ownership interests in each of these companies, inherent conflicts of interest exist with respect to the pricing of services, the sharing of resources and allocation of Mr. Bernau's time.


Related Party Transactions

The Company purchased management and administrative services from WVI at a total cost of $7,039 and $12,825 for the six months ended June 30, 1997 and 1996, respectively. WVI contracts for certain of these services under a general services agreement between WVI and Nor'Wester. Due to the cessation or operations of these companies, Bayhawk will not be obtaining these services as of October 1, 1997.

Strategic Alliance and Cooperative Brewing Agreements. The Company had entered into Strategic Alliance (the "Alliance") with AAI, Nor'wester, MHBC, NCBCI, and WVI. Nor'wester, AAI, MHBC, and BAI are individually referred to as a "Cooperative Brewer." The purpose of this Alliance was to promote and support the growth of all of the Alliance members by increasing production at each Cooperative Brewer's facility and supporting the entry of Nor'wester products into new markets. To achieve this goal, each Cooperative Brewer had agreed to cooperatively brew Nor'wester's products, and to support the entry of these products into new markets by facilitating Nor'wester's access to the Cooperative Brewer's network of distributors. The Alliance ended on or about September 12, 1997 with the cessation of operations of Nor'wester.

As a result of the administrative services purchased and loans provided by WVI and the loan received from Nor'Wester, the company has advances and loans payable to affiliates of $336,195 at September 30, 1997. Because management expected these advances and loan would have eventually been eliminated when the proposed merger occurred, as discussed in the Proposed Merger note, these advances have been classified as current payables to affiliates at September 30, 1997. As of September 12, 1997, the afore mentioned companies ceased to be going concerns. The management of Bayhawk Ales, Inc., is presently seeking verification of the validity of this balance.


Commitments

The Company has entered into a fifteen-year operating lease agreement with two five-year optional renewal terms for its production facility in Irvine, California. Annual payments under the lease are $36,000 (totaling approximately $468,000 over the term of the lease), plus common area charges.

                               BAYHAWK ALES, INC.

Proposed Merger and Investment by UBA

In light of lower than anticipated 1996 operating results, lower than anticipated first quarter 1997 sales and other operating results and adverse conditions within the craft beer industry in general, representatives of UBA and management and the investment bankers of the affiliated companies re-negotiated the terms of the original UBA investment discussed in Form 10-KSB/A for the year ended 1996 and Form 10-QSB/A for the quarter ended March 31, 1997. A re-negotiation reflected a significantly lower valuation for the affiliate companies, a reduction in the total amount of cash that was to be invested by UBA. A reduction of UBA's percentage ownership position in UCB to 40% following consolidation. The Company and its affiliates (Nor'Wester, WVI, AAI and MHB) had entered into an investment agreement with United Breweries of America, Inc.
(UBA), an entity controlled by the UB Group of Bangalore, India. The agreement provided for Nor'Wester, WVI, AAI, MHBC and BAI to merge into a company to be known as United Craft Brewers (UCB). This proposed merger was not consummated as of September 12, 1997.

Impact of Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards. No. 128 "Earnings Per Share" ("SFAS 128") and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129") which are effective for fiscal years ending after December 15, 1997. The Company believes the implementation of these statements will not have a material effect on its results of operations or financial statement disclosures.

Subsequent Events

Final adoption of the Proposed Merger and Investment was subject to approval by shareholder vote scheduled to take place at the Company's annual shareholder meeting on August 25, 1997, shareholder approval by vote for each of the Company's affiliates (Nor'Wester, WVI, AAI and MHB) also was scheduled to be held on August 25, 1997 and other closing conditions contained within the Investment Agreement.

Said merger was voted on and approved by the shareholders of Bayhawk Ales, Inc., and the Company's affiliates. Completion of the merger failed to materialize when the UB Group of Bangalore, India withdrew its support on September 12, 1997. The affiliate companies ceased doing business as of that date. Daily operations of Bayhawk Ales, Inc., remained unaffected.

ITEM 2

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

Results of Operations

Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

Gross Revenues. Gross revenues from beer and retail products totaled $93,332 for the quarter ended September 30, 1997 compared to gross revenues of $145,497 during the same quarter in 1996, resulting in a 36% decline in gross revenues. The drop in gross revenues is primarily due to the elimination of brewing activity under the cooperative brewing agreement between the Company and Nor'Wester and fewer sales of its own products in the Southern and Northern California beer markets. The overall sales performance during the quarter ended September 1997 gives question to Bayhawk's ability to become self-sustaining in the near term.

Excise Taxes. Excise taxes were $8,364 (9% of gross revenues) for the three months ended September 30, 1997 compared to $10,849 (8% of gross revenues) for the same period in 1996.

Cost of Revenues. Cost of goods sold totaled $77,237 (90% of net revenues) for the three months ended September 30, 1997 compared to $106,531 (79% of net revenues) for the three months ended September 30, 1996. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses decreased to $50,740 (59% of net revenues) for the three months ended September 30, 1997 from $108,822 (80% of net revenues) for the three months ended September 30, 1996. SG&A expenses reflect operating management and administrative services provided by Bayhawk's parent, WVI, as well as direct charges such as the general manager's salary and advertising expenses. The decrease in SG&A expenses is primarily attributable to implementation of expense controls and reduction of staff in an effort to minimize SG&A expenses.

                               BAYHAWK ALES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

Gross Revenues. Gross revenues from beer and retail products totaled $288,282 for the year ended September 30, 1997 compared to gross revenues of $385,603 for the year ended September 30, 1996, resulting in a 25% decline in gross revenues. The drop in gross revenues is primarily due to the elimination of brewing activity under the cooperative brewing agreement between the Company and Nor'Wester and fewer sales of its own products in the Southern and Northern California beer markets. The overall sales performance for the year ended September 1997 give question to Bayhawk's ability to become self-sustaining in the near term.

Excise Taxes. Excise taxes were $28,966 (10% of gross revenues) for the nine months ended September 30, 1997 compared to $36,043 (9% of gross revenues) for the same period in 1996.

Cost of Revenues. Cost of goods sold totaled $223,404 (86% of net revenues) for the nine months ended September 30, 1997 compared to $314,064 (90% of net revenues) for the nine months ended September 30, 1996. The cost of goods sold percentage continues to reflect the disproportionate cost of production for goods sold during a period when the facility was operating at less than its maximum designed capacity.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased to $166,770 (64% of net revenues) for the nine months ended September 30, 1997 from $287,749 (82% of net revenues) for the nine months ended September 30, 1996. SG&A expenses reflect operating management and administrative services provided by Bayhawk's parent, WVI, as well as direct charges such as the general manager's salary and advertising expenses. The decrease in SG&A expenses is primarily attributable to implementation of expense controls and reduction of staff in an effort to minimize SG&A expenses.

Net Loss. Net loss was $130,418 for the nine months ended September 30, 1997, a decline from a net loss of $264,915 for the nine months ended September 30, 1996. This is a result of the individual line items discussed above.

                               BAYHAWK ALES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Liquidity and Capital Resources

Bayhawk had cash and cash equivalents at September 30, 1997, and September 30, 1996 of $16,427 and $66,244, respectively. Changes in cash and cash equivalents for the nine months ended September 30, 1997, primarily consisted of cash used in operating activities of $73,156 offset by borrowings from affiliates of $23,339.

Bayhawk's working capital deficit at September 30, 1997 and September 30, 1996 was $333,373 and $878 respectively. At September 30, 1997, the current ratio was .29:1 and .99:1, respectively.

Accounts payable at September 30, 1997 and September 30, 1996 were $50,065 and $20,132, respectively.

At September 30, 1997, Bayhawk had payables to WVI and to other affiliated companies of $336,195 which accounts for 70% of Bayhawk's current liabilities. The payables to affiliates consist primarily of advances by WVI to construct Bayhawk's brewery.

On November 30, 1995, Bayhawk issued a note to WVI for the balance of funds loaned by WVI to construct, equip and operate Bayhawk's brewery. The note had a principal balance of $250,188 at September 30, 1997. Per the terms of the loan agreement and the direction of James Bernau payments were suspended.

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

To address recent losses and the need for working capital, Bayhawk is in the process of developing plans designed to sustain operations until profitability is reached. In particular, Bayhawk has taken steps to: (i) implement a more focused marketing and sales plan designed to increase sales on a regional basis;
(ii) significantly reduce or eliminate cooperative brewing arrangements with affiliates which proved to be inefficient and costly; (iii) negotiate with past-due creditors for extended terms and payment plans and to allow for the possibility of obtaining debt financing; (iv) hire and retain highly qualified employees familiar with the brewing industry.

                               BAYHAWK ALES, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


While management believes these plans will sustain Bayhawk's operations through September 30, 1998, no assurance can be given that these plans will provide the necessary revenue and profits to sustain Bayhawk's operations through that period. Alternative sources of debt financing and/or equity capital may have to be developed. There can be no assurance that such debt financing or capital will be available or, if available, under terms and conditions acceptable to Bayhawk. Bayhawk's inability to obtain additional capital would result in a material adverse effect on Bayhawk's business and results of operations.

Furthermore, no assurance can be given that additional debt or equity financing will be available on acceptable terms. Failure to obtain additional financing would have a material adverse effect on the operations and financial condition of the Company.

                               BAYHAWK ALES, INC.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

          On August 25, 1997, the annual meeting of Bayhawk Ales, Inc., was held. Through proxy and a vote of all shareholders present, the Board of Directors was re-elected. Those members were James Bernau, David Voorhies, Karl Zappa, Roy Roberson, Jim Moreland, and Peter Wachob. This board was to serve for a term of one year or until such time as the merger with the UB Group and consolidation of affiliate companies was completed.

The acceptance of the proposed merger with the UB Group and consolidation of affiliate companies was voted on and passed.

All votes were tabulated from proxy balloting, and all voting was unanimous.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              27  Financial Data Schedule

         (b) No reports were filed on Form 8-K during the quarter which this report is filed.

SIGNATURES


Pursuant to the requirements of the Security Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



BAYHAWK ALES, INC.



Date:  November 12, 1997    By /s/ KARL J. ZAPPA
                            -----------------------------------
                            Karl J. Zappa
                            General Manager/Member of the Board